Form 10-Q
period 2008-03-31
Pioneer Southwest Energy Partners L.P.
filed 2008-06-13
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 001-34032

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

(Exact name of Registrant as specified in its charter)

Delaware	26-0388421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5205 N. O'Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

(972) 444-9001
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of June 12, 2008	30,008,700

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

TABLE OF CONTENTS

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Cautionary Statement Concerning Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest” or the “Partnership”) are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership’s current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership’s control.

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership’s commodity price hedging strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership’s business and identify and evaluate acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, the Partnership’s ability to replace reserves, including through acquisitions, and implement its business plans, uncertainties associated with acquisitions, access to and cost of capital, uncertainties about estimates of reserves, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks. These and other risks are described in the Partnership’s final prospectus dated April 30, 2008 (File No. 333-144868) and filed on May 1, 2008 with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”) and other filings with the SEC. In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse impact on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Risk Factors,” “Business — Environmental Matters and Regulation” and “Business — Other Regulation of the Oil and Gas Industry” in the Prospectus for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. The Partnership undertakes no duty to publicly update these statements except as required by law.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	“Bbl” means a standard barrel containing 42 United States gallons.
•

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

•	“BOEPD” means BOE per day.
•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	“GAAP” means accounting principles that are generally accepted in the United States of America.
•	“LIBOR” means London Interbank Offered Rate, which is a market rate of interest.
•	“Mcf” means one thousand cubic feet and is a measure of natural gas volume.
•	“MMBtu” means one million Btus.
•	“NGL” means natural gas liquid.
•	“NYMEX” means the New York Mercantile Exchange.
•	“Partnership Predecessor” means Pioneer Southwest Energy Partners L.P. Predecessor
•	“Partnership” means Pioneer Southwest Energy Partners, L.P.
•	“Pioneer” means Pioneer Natural Resources Company and its subsidiaries.
•

“proved reserves” mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i)  Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

•	“SEC” means the United States Securities and Exchange Commission.
•	“VPP” means volumetric production payment.
•	“U.S.” means United States.
•

With respect to information on the working interest in wells, “net” wells are determined by multiplying “gross” wells by the Partnership’s working interest in such wells. Unless otherwise specified, well statistics quoted herein represent gross wells.

•	All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statement and financial information presented below reflect the balance sheet of Pioneer Southwest Energy Partners L.P. (the “Partnership”) as of March 31, 2008. Pioneer Natural Resources Company (together with its subsidiaries, “Pioneer”) formed the Partnership in June 2007 to own and acquire oil and gas assets in its area of operations. At March 31, 2008, the Partnership did not own any oil or gas assets. On May 6, 2008, the Partnership completed an initial public offering of 9,487,500 common units representing limited partner interests in the Partnership at $19.00 per unit, or $17.67 per unit after payment of an underwriting discount (the “Offering”). The Offering included 1,237,500 common units sold to the underwriters in the Offering pursuant to their exercise of their over-allotment option. To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest Energy Partners USA LLC (“Pioneer Southwest USA”), which is the subsidiary through which Pioneer owned certain oil and gas properties located in the Spraberry field in the Permian Basin of West Texas, for additional general and limited partner interests in the Partnership, (ii) sold its remaining interest in Pioneer Southwest USA for $141.1 million to the Partnership and (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option. As a result of (i) and (ii) above, Pioneer Southwest USA became a wholly-owned subsidiary of the Partnership.

The oil and gas properties owned by Pioneer Southwest USA are referred to as the “Partnership Properties.” The historical accounting attributes of the Partnership Properties are referred to in this Report as “Pioneer Southwest Energy Partners L.P. Predecessor” or the “Partnership Predecessor.” Pioneer Southwest Energy Partners L.P. Predecessor’s unaudited carve out financial statements are included in this Item 1 because they represent the predecessor entity as of March 31, 2008, before giving effect to the Partnership’s purchase of incremental working interests with the net proceeds from the exercise of the underwriters’ over-allotment option on May 6, 2008.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED BALANCE SHEET

March 31,
2008

ASSETS

Cash	$1,000

PARTNERS’ EQUITY

Partners’ equity:
General partner:
Contributed capital	$1
Limited partner:
Contributed capital	999
Total partners’ equity	$1,000

The financial information included as of March 31, 2008 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of this balance sheet.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO UNAUDITED BALANCE SHEET

March 31, 2008

Note 1.	Formation of Partnership and Basis of Presentation

Pioneer Southwest Energy Partners L.P., a Delaware limited partnership (the “Partnership”), was formed on June 19, 2007, to own and acquire oil and gas assets in its area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico. As of March 31, 2008, Pioneer Natural Resources GP LLC, a Delaware limited liability company that is the general partner of the Partnership (“Pioneer GP”), held a 0.1% general partner interest in the Partnership, and Pioneer Natural Resources USA, Inc. (“Pioneer USA”), a Delaware corporation, held a 99.9% limited partner interest in the Partnership. Pioneer GP is a wholly-owned subsidiary of Pioneer USA, which is a wholly-owned subsidiary of Pioneer Natural Resources Company, a publicly-traded Delaware corporation (“Pioneer”).

On June 22, 2007, Pioneer GP contributed $1 to the Partnership in exchange for its 0.1% general partner interest and Pioneer USA contributed $999 to the Partnership in exchange for its 99.9% limited partner interest in the Partnership.

There were no other transactions involving the Partnership through March 31, 2008.

Note 2.	Subsequent Events

Initial public offering. On May 6, 2008, the Partnership completed its initial public offering of 9,487,500 common units, including the units issued pursuant to the exercise of the underwriters’ over-allotment option, representing a 31.6 percent limited partner interest. Total proceeds from the sale of the common units in the initial public offering were $180.3 million, before the underwriting discount of $12.6 million and estimated offering expenses of $4.6 million. To effect the offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest Energy Partners USA LLC (“Pioneer Southwest USA”), which is the subsidiary through which Pioneer owned certain oil and gas properties located in the Spraberry field in the Permian Basin of West Texas, for additional general and limited partner interests in the Partnership, (ii) sold its remaining interest in Pioneer Southwest USA for $141.1 million to the Partnership, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option, and (iv) had Pioneer GP contribute $24 thousand to the Partnership to maintain its 0.1% general partner interest in conjunction with the exercise of the over-allotment option. As a result of (i) and (ii) above, Pioneer Southwest USA became a wholly-owned subsidiary of the Partnership.

The oil and gas properties owned by Pioneer Southwest USA are referred to as the “Partnership Properties.” The historical accounting attributes of the Partnership Properties are referred to in this Report as “Pioneer Southwest Energy Partners L.P. Predecessor” or the “Partnership Predecessor.” Pioneer Southwest Energy Partners L.P. Predecessor’s unaudited carve out financial statements are included in this Item 1 because they represent the predecessor entity as of March 31, 2008, before giving effect to the Partnership’s purchase of incremental working interests with the net proceeds from the underwriters’ exercise of the over-allotment option on May 6, 2008. Effective with the completion of the offering on May 6, 2008, references herein to the Partnership are identifying Pioneer Southwest Energy Partners L.P. and its wholly-owned subsidiary, Pioneer Southwest USA.

Set forth below are descriptions of certain agreements the Partnership entered into in connection with its initial public offering. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which have been filed by the Partnership as exhibits to filings with the SEC. See Part II., “Item 6. Exhibits” for additional information about the agreements.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement among Pioneer USA, Pioneer GP, Pioneer Southwest USA and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, business development, finance,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO UNAUDITED BALANCE SHEET

March 31, 2008

land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. Initially, expenses will be reimbursed based on a methodology of determining the Partnership’s share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this initial methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership’s general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer’s Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The costs of all awards under the Partnership’s long-term incentive plan will be borne by the Partnership, and will not be included in the foregoing formula. The administrative fee will be determined by multiplying the per BOE costs by the Partnership’s total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership’s behalf. The administrative services agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.

Omnibus Agreement

Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, Pioneer GP, Pioneer Southwest USA and the Partnership, entered into on May 6, 2008, the Partnership’s area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership’s area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for (i) liabilities with respect to claims associated with the use, ownership and operation of the Partnership’s properties, (ii) certain potential environmental liabilities associated with the operation of the Partnership’s properties, prior to May 6, 2008, (iii) losses attributable to defects in title to the Partnership’s interest in then-producing intervals in the Partnership’s wellbores, and (iv) taxes attributable to the operations of the Partnership Properties prior to May 6, 2008. The agreement provides limitations as to time and dollar amounts with respect to Pioneer’s indemnities. The Omnibus Agreement also provides for the payment by Pioneer to the Partnership in the event any production from the interests in the properties that the Partnership owns is required to meet the volumetric production payment obligations.

Omnibus Operating Agreement

Pursuant to an Omnibus Operating Agreement between Pioneer USA and Pioneer Southwest USA entered into on May 6, 2008, certain restrictions and limitations were placed on the Partnership’s ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership Properties where Pioneer USA is the operator. For example, the Partnership will not object to attempts by Pioneer USA to develop the leasehold acreage surrounding the Partnership’s wells; the Partnership will be restricted in its ability to remove Pioneer USA as the operator of the wells the Partnership owns; Pioneer USA proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership will allow Pioneer USA to use certain of the Partnership's production facilities in connection with other wells operated by Pioneer USA, subject to capacity limitations.

Tax Sharing Agreement

Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership will pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer.

Credit Agreement between Pioneer Southwest Energy Partners L.P. and a Syndicate of Banks

In October 2007, the Partnership entered into a $300 million unsecured revolving credit facility with a syndicate of banks, which, as amended, matures in May 2013. The credit facility, which became effective on May 6, 2008, is available for general partnership purposes, including working capital, capital expenditures and distributions. Indebtedness under the credit facility bears interest initially at LIBOR plus 0.875%. The credit facility contains certain financial covenants including (i) the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO UNAUDITED BALANCE SHEET

March 31, 2008

maintenance of a quarter end maximum leverage ratio of not more than 3.5 to 1.00, (ii) an interest coverage ratio (representing a ratio of earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity hedge related activity; and noncash equity-based compensation to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. Because of the net present value covenant, borrowings under the credit facility are currently limited to approximately $200 million. In addition, the credit facility contains various covenants that limit, among other things, the Partnership’s ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the credit facility) were to occur, the credit facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

Upon the closing of the credit facility, the Partnership made an initial borrowing under the facility of $1.2 million.

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”)

The Partnership Agreement was entered into by Pioneer GP, in its capacity as the general partner of the Partnership and on behalf of the limited partners of the Partnership, and Pioneer USA, as the “Organizational Limited Partner,” on May 6, 2008, and governs the rights of the partners in the Partnership.

2008 Long-Term Incentive Plan

The board of directors of Pioneer GP has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan (the “LTIP”) for directors, employees and consultants of Pioneer GP and its affiliates who perform services for the Partnership, which provides for the granting of incentive awards in the form of options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. The LTIP limits the number of units that may be delivered pursuant to awards granted under the LTIP to 3,000,000 common units.

Indemnification Agreements

Pursuant to Indemnification Agreements entered into with each of the independent directors of Pioneer GP, the Partnership is required to indemnify each indemnitee to the fullest extent permitted by the Partnership Agreement. This means, among other things, that the Partnership must indemnify the director against expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement that are actually and reasonably incurred in an action, suit or proceeding by reason of the fact that the person is or was a director of Pioneer GP or is or was serving at Pioneer GP’s request as a director, officer, employee or agent of another corporation or other entity if the indemnitee meets the standard of conduct provided in the Partnership Agreement. Also as permitted under the Partnership Agreement, the indemnification agreements require the Partnership to advance expenses in defending such an action provided that the director undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Partnership. The Partnership will also make the indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish indemnitee’s right to indemnification, whether or not wholly successful.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO UNAUDITED BALANCE SHEET

March 31, 2008

Novation of derivative agreements. On May 6, 2008, novation agreements were entered into between Pioneer USA, the Partnership and certain derivative instrument counterparties, which transferred Pioneer USA’s rights and responsibilities under certain derivative instruments to the Partnership. The May 6, 2008 novation of the derivative agreements reduced the Partnership’s owners’ net equity. The novated derivative agreements were designated as cash flow hedges of portions of the Partnership’s oil, NGL and gas commodity price risk for forecasted sales for the periods from May 2008 through December 2008 and the years 2009 and 2010. Future changes in the fair values of these derivative contracts, to the extent that they are effective as hedges of the designated commodity price risk, will be deferred and recognized in the Partnership’s earnings in the same periods as the forecasted commodity sales being hedged. The following table reflects the notional volumes and weighted average fixed prices of the derivative contracts transferred to the Partnership:

	Eight Months Ending December 31,	Year Ending December 31,
	2008	2009	2010

Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts:
Volume (Bbls)	2,500	2,500	2,000
Price per Bbl	$101.79	$99.26	$98.32

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts:
Volume (Bbls)	500	500	500
Price per Bbl	$57.15	$53.08	$52.67

Gas Hedge Derivatives:
Average daily notional MMBtu volumes:
Swap contracts:
Volume (MMBtu)	2,500	2,500	2,500
Price per MMBtu	$8.94	$8.52	$8.14

.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

UNAUDITED CARVE OUT BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Accounts receivable	$14,715	$13,439
Total current assets	14,715	13,439
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	206,982	206,829
Accumulated depletion, depreciation and amortization	(73,068)	(71,396)
Total property, plant and equipment	133,914	135,433
	$148,629	$148,872

LIABILITIES AND OWNER’S NET EQUITY

Current liabilities:
Accrued liabilities:
Operating and capital costs	$2,520	$1,993
Production and ad valorem taxes	1,635	1,011
Income taxes payable	853	620
Asset retirement obligations	113	156
Total current liabilities	5,121	3,780
Deferred income taxes	464	460
Asset retirement obligations	1,392	1,364
Owner’s net equity	141,652	143,268
Commitments and contingencies
	$148,629	$148,872

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

UNAUDITED CARVE OUT STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Oil	$27,128	$16,376
Natural gas liquids	4,627	3,134
Gas	2,600	2,312
	34,355	21,822
Costs and expenses:
Production:
Lease operating expense	5,327	4,558
Production and ad valorem taxes	2,600	2,076
Workover	980	333
Depletion, depreciation and amortization	1,672	1,968
General and administrative	1,172	1,043
Accretion of discount on asset retirement obligations	28	25
	11,779	10,003
Income before income taxes	22,576	11,819
Income tax provision	(237)	(115)
Net income	$22,339	$11,704

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

UNAUDITED CARVE OUT STATEMENT OF OWNER’S NET EQUITY

(in thousands)

Total Owner’s Net Equity

Balance as of January 1, 2008	$143,268

Net income	22,339
Net distributions to owner	(23,955)

Balance as of March 31, 2008	$141,652

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

UNAUDITED CARVE OUT STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,

	2008	2007
Cash flows from operating activities:
Net income	$22,339	$11,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	1,672	1,968
Deferred income taxes	4	9
Accretion of discount on asset retirement obligations	28	25
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	(163)
Accrued liabilities	1,066	1,246
Income taxes payable	233	106
Net cash provided by operating activities	24,066	14,895
Cash flows from investing activities:
Additions to oil and gas properties	(111)	(4,281)
Net cash used in investing activities	(111)	(4,281)
Cash flows from financing activities:
Distributions to owner	(23,955)	(10,614)
Net cash provided by financing activities	(23,955)	(10,614)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

NOTE A.	Formation of the Partnership and Description of Business

Pioneer Southwest Energy Partners L.P., a Delaware limited partnership (the “Partnership”), was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, “Pioneer”) to own and acquire oil and gas assets in its area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico. Prior to the completion on May 6, 2008, of the Partnership’s initial public offering of its common units representing limited partner interests (the “Offering”), Pioneer owned all of the general and limited partner interests in the Partnership. Pioneer formed Pioneer Southwest Energy Partners USA LLC, a Texas limited liability company (“Pioneer Southwest USA”), to hold the Partnership’s oil and gas properties located in the Spraberry field in the Permian Basin of West Texas (“Spraberry field”). To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest USA, which is the subsidiary through which Pioneer owned certain oil and gas properties located in the Spraberry field, for additional general and limited partner interests in the Partnership, (ii) sold its remaining interest in Pioneer Southwest USA for $141.1 million to the Partnership, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option, and (iv) had Pioneer GP contribute $24 thousand to the Partnership to maintain its 0.1% general partner interest in conjunction with the exercise of the underwriters’ over-allotment option. As a result of (i) and (ii) above, Pioneer Southwest USA became a wholly-owned subsidiary of the Partnership. The transactions described in (i) and (ii) above represent transactions between entities under common control. Consequently, the Partnership recorded the assets at Pioneer’s carrying value. The oil and gas properties owned by Pioneer Southwest USA are referred to as the “Partnership Properties.” Effective with the completion of the Offering on May 6, 2008, references herein to the Partnership are identifying Pioneer Southwest Energy Partners L.P. and its wholly-owned subsidiary, Pioneer Southwest USA.

NOTE B.	Basis of Presentation

Presentation. The accompanying unaudited carve out financial statements and related notes thereto represent the carve out financial position, results of operations, cash flows and changes in owner’s net equity of the Partnership Properties and are referred to as the “Pioneer Southwest Energy Partners L.P. Predecessor” or the “Partnership Predecessor.” The unaudited carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by Pioneer are only indirectly attributable to its ownership of the Partnership Properties as Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership Predecessor, so that the accompanying unaudited carve out financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in “Allocation of Costs.”

Excluding the issuance of 1,237,500 common units in connection with the underwriters’ exercise of their over-allotment option, the Partnership issued 8,250,000 common units in the Offering, representing a 28.6% limited partner interests in the Partnership. The underwriters’ over-allotment option was exercised in full, increasing the public’s limited partner interest in the Partnership to 31.6%. In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the unaudited carve out financial statements of the Partnership Predecessor included in this Report represent the predecessor entity before giving recognition to the underwriters’ exercise of the over-allotment option in the Offering and the use of net proceeds from that option to acquire additional working interests.

In the opinion of management, the unaudited carve out financial statements of the Partnership Predecessor as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These unaudited carve out financial

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

statements should be read in connection with the carve out financial statements and notes thereto included in the Partnership’s final prospectus dated April 30, 2008 (File Number 333-144868), which the Partnership filed with the SEC on May 1, 2008 pursuant to Rule 424 (b)(4) of the Securities Act of 1933.

Cash and Cash Equivalents

Prior to the Offering, Pioneer provided cash as needed to support the operations of the Partnership Properties and collected cash from sales of production from the Partnership Properties. Consequently, the accompanying unaudited carve out balance sheets of the Partnership Predecessor do not include any cash balances. Cash received or paid by Pioneer on behalf of the Partnership Predecessor is reflected as a net distribution to owner on the accompanying unaudited carve out statement of owner’s net equity.

Properties and Equipment

The Partnership Predecessor utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells, if any, are capitalized while nonproductive exploration costs and geological and geophysical expenditures, if any, are expensed.

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves.

Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization. Generally, no gain or loss is recognized until the entire amortization base is sold. However, gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the depletion base.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership Predecessor reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership Predecessor would recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Asset Retirement Obligations

The Partnership Predecessor accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are generally capitalized as part of the carrying value of the long-lived assets. As of December 31, 2007, $156 thousand of asset retirement obligations have been reclassified to current liabilities in the Partnership Predecessor’s accompanying unaudited carve out balance sheet to conform to the March 31, 2008 presentation.

Owner’s Net Equity

Since the Partnership Predecessor was not a separate legal entity during the period covered by these unaudited carve out financials statements, none of Pioneer’s debt is directly attributable to its ownership of the Partnership Properties, and no formal intercompany financial arrangement exists related to the Partnership Properties. Therefore, the change in net assets in each year that is not attributable to current period earnings is reflected as an increase or decrease to owner’s net equity for that year. Additionally, as debt cannot be specifically ascribed to the Partnership Properties, the accompanying unaudited carve out statements of operations do not include any allocation of interest expense incurred by Pioneer to the Partnership Predecessor.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

Employee Benefit Plans

The Partnership does not have its own employees. However, during the periods presented, a portion of the general and administrative expenses and lease operating expenses allocated to the Partnership Predecessor was noncash stock-based compensation recorded on the books of Pioneer.

Segment Reporting

The Partnership Predecessor has only one operating segment during the periods presented – the production and development of oil and gas reserves. Additionally, all of the Partnership Properties are located in the United States and all of the related oil, natural gas liquids (“NGL”) and gas revenues are derived from customers located in the United States.

Income Taxes

The operations of the Partnership Predecessor are currently included in the federal income tax return of Pioneer. Following the Offering, the Partnership’s operations will be treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying unaudited carve out financial statements. However, the Texas Margin tax was signed into law on May 18, 2006, which caused the Texas franchise tax to be applicable to numerous types of entities that previously were not subject to the tax, including the Partnership. Upon enactment of the Texas Margin tax in 2006, a deferred tax liability and related income tax expense were recognized for the expected future tax effect of the Texas Margin tax. Earnings of the Partnership Predecessor became subject to the Texas Margin tax effective January 1, 2007.

Revenue Recognition

The Partnership Predecessor does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

Pioneer, from time to time, enters into commodity derivatives to hedge the price risk associated with forecasted commodity sales. However, Pioneer does not designate derivative hedges to forecasted sales at the well level. Consequently, the Partnership Predecessor’s carve out financial statements do not include recognition of hedge gains or losses or derivative assets or liabilities associated with Pioneer’s properties in the Spraberry field.

The Partnership Predecessor uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds, if any, in excess of the Partnership Predecessor’s entitlement are included in other liabilities and the Partnership Predecessor’s share of sales taken by others is included in other assets in the balance sheet. The Partnership Predecessor had no material oil, NGL or gas entitlement assets or liabilities as of March 31, 2008 or December 31, 2007.

Environmental

The Partnership Predecessor’s environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At March 31, 2008 and December 31, 2007, the Partnership Predecessor had no material environmental liabilities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

Use of Estimates

Preparation of the accompanying unaudited carve out financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion and impairment of oil and gas properties, in part, is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties, if any, are subject to numerous uncertainties including, among others, estimates of future recoverable reserves; commodity price outlooks; environmental regulations and ad valorem and production taxes. Actual results could differ from the estimates and assumptions utilized.

Allocation of Costs

The accompanying unaudited carve out financial statements have been prepared in accordance with SAB Topic 1-B. Under these rules, all direct costs have been included in the accompanying unaudited carve out financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable costs have also been included in the accompanying unaudited carve out financial statements. Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership Properties’ share of Pioneer’s total production as measured on a per barrel of oil equivalent basis. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business borne by Pioneer on behalf of the Partnership Predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

Earnings per Unit

During the periods presented, the Partnership Properties were wholly-owned by Pioneer. Accordingly, earnings per unit have not been presented.

New accounting pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. During February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Partnership Predecessor adopted the provisions of SFAS 157 as they pertain to financial assets and liabilities. See Note C for additional information regarding the Partnership Predecessor’s adoption of SFAS 157. The adoption of the provisions of SFAS 157 that were delayed by FSP FAS 157-2 is not expected to have a material effect on the financial condition or results of operations of the Partnership Predecessor.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Partnership Predecessor adopted the provisions of SFAS 159 on January 1, 2008 and its implementation did not have a material effect on the financial condition or results of operations of the Partnership Predecessor.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date,

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Partnership.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated income statement. SFAS 160 is effective for the Partnership on January 1, 2009 and is not expected to have a significant impact on the Partnership’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Partnership on January 1, 2009 and will only impact future disclosures about the Partnership’s derivative instruments and hedging activities.

NOTE C.	Disclosures About Fair Value Measurements

Effective January 1, 2008, the Partnership Predecessor adopted the provisions of SFAS 157 for which delayed adoption is not provided under FSP FAS 157-2. SFAS 157 retains the exchange price notion in the definition of fair value but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal or most advantageous market in which the reporting company would transact for the asset or liability.

The SFAS 157 valuation framework is based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 – quoted prices for identical assets or liabilities in active markets.
•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

As of March 31, 2008, the Partnership Predecessor had no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE D.	Income Taxes

During the three months ended March 31, 2008, the Partnership Predecessor recorded $233 thousand of current Texas Margin tax payable to Pioneer, which amount is included in income taxes payable in the accompanying unaudited carve out balance sheet as of March 31, 2008. The Partnership Predecessor’s total income tax provision for the three months ended March 31, 2008 and 2007 totaled $237 thousand and $115 thousand, respectively, which amounts were entirely attributable to the Texas Margin tax and included $4 thousand and $9 thousand of deferred tax provision, respectively. The Partnership Predecessor’s deferred tax liabilities amounted to $464 thousand and $460 thousand as of March 31, 2008 and December 31, 2007, respectively, and primarily arose due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes related to oil and gas properties. In connection with the Offering, on May 6, 2008, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. It is possible that Pioneer may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe no tax. In such a situation, the Partnership would reimburse Pioneer for the tax it would have owed had the attributes not been available or used for its benefit, even though Pioneer had no cash expense for that period.

NOTE E.	Asset Retirement Obligations

The Partnership Predecessor’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Partnership Predecessor does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Partnership Predecessor has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Partnership Predecessor’s asset retirement obligation transactions during the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Beginning asset retirement obligations	$1,520	$1,367
Liabilities settled	(43)	-
Accretion of discount	28	25

Ending asset retirement obligation	$1,505	$1,392

NOTE F.	Commitments and Contingencies

The Partnership’s title to the Partnership Properties is burdened by a volumetric production payment (“VPP”) commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 million barrels of oil equivalent (“MMBOE”) of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of gas through December 2007 and requires the delivery of specified quantities of oil through December 2010. Pioneer’s VPP agreement represents limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear any future production costs and capital expenditures associated with reserves; (iii) are nonrecourse to Pioneer, (i.e., the purchaser’s only recourse is to the assets acquired); (iv) transfer title of the assets to the purchaser; and (v) allow Pioneer or the Partnership, as the case may be, to retain the assets after the VPP's volumetric quantities have been delivered.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

Virtually all of the properties that the Partnership owns as of the closing of the Offering are subject to the VPP. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership Properties subject to the VPP, and it is expected that the VPP obligation can be fully satisfied by delivery of production from properties that are retained by Pioneer. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred in connection with the delivery of such volumes) required to meet the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. To the extent Pioneer fails to make any cash payment associated with any of the Partnership’s volumes delivered pursuant to the VPP obligation, the decrease in the Partnership’s production would result in a decrease in the Partnership’s cash available for distribution.

Production from Pioneer’s retained interest in the properties subject to the VPP obligation during the three months ended March 31, 2007 was not adequate to meet the VPP obligation, and a portion of the Partnership Predecessor’s gas production was utilized to fund the VPP obligation. Accordingly, the accompanying unaudited carve out financial statements for the three months ended March 31, 2007 do not include gas revenues of $41 thousand that would have been recognized absent the VPP obligation. The production associated with the excluded gas revenues was approximately 8,588 Mcf for the three months ended March 31, 2007. The gas VPP obligation expired at December 31, 2007.

NOTE G.	Subsequent Events

Initial public offering. On May 6, 2008, the Partnership completed its initial public offering of 9,487,500 common units, including the units issued pursuant to the exercise of the underwriters’ over-allotment option, representing a 31.6 percent limited partner interest. Total proceeds from the sale of the common units in the initial public offering were $180.3 million, before the underwriting discount of $12.6 million and estimated offering expenses of $4.6 million. At the closing of the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest USA, the subsidiary through which Pioneer owned certain oil and gas properties located in the Spraberry field in the Permian Basin of West Texas, for additional general and limited partner interests in the Partnership, (ii) sold its remaining interest in Pioneer Southwest USA for $141.1 million to the Partnership, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option, and (iv) had Pioneer GP contribute $24 thousand to the Partnership to maintain its 0.1% general partner interest in conjunction with the exercise of the underwriters’ over-allotment option. As a result of (i) and (ii) above, Pioneer Southwest USA became a wholly-owned subsidiary of the Partnership.

Set forth below are descriptions of certain agreements the Partnership entered into in connection with its initial public offering. The descriptions are not complete and are qualified in their entirety by reference to the full text of the agreements, which have been filed by the Partnership as exhibits to filings with the SEC. See Part II., “Item 6. Exhibits” for additional information about the agreements.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement among Pioneer Natural Resources USA, Inc. (“Pioneer USA”), a wholly-owned subsidiary of Pioneer, Pioneer GP, Pioneer Southwest USA and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. Initially, expenses will be reimbursed based on a methodology of determining the Partnership’s share, on a per BOE basis, of

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

certain of the general and administrative costs incurred by Pioneer USA. Under this initial methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership’s general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer’s Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The costs of all awards under the Partnership’s long-term incentive plan will be borne by the Partnership, and will not be included in the foregoing formula. The administrative fee will be determined by multiplying the per BOE costs by the Partnership’s total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership’s behalf. The administrative services agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.

Omnibus Agreement

Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, Pioneer GP, Pioneer Southwest USA and the Partnership, entered into on May 6, 2008, the Partnership’s area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership’s area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for (i) liabilities with respect to claims associated with the use, ownership and operation of the Partnership’s properties, (ii) certain potential environmental liabilities associated with the operation of the Partnership’s properties, prior to May 6, 2008, (iii) losses attributable to defects in title to the Partnership’s interest in then-producing intervals in the Partnership’s wellbores, and (iv) taxes attributable to the operations of the Partnership Properties prior to May 6, 2008. The agreement provides limitations as to time and dollar amounts with respect to Pioneer’s indemnities. The Omnibus Agreement also provides for the payment by Pioneer to the Partnership in the event any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, as described above.

Omnibus Operating Agreement

Pursuant to an Omnibus Operating Agreement between Pioneer USA and Pioneer Southwest USA entered into on May 6, 2008, certain restrictions and limitations were placed on the Partnership’s ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership Properties where Pioneer USA is the operator. For example, the Partnership will not object to attempts by Pioneer USA to develop the leasehold acreage surrounding the Partnership’s wells; the Partnership will be restricted in its ability to remove Pioneer USA as the operator of the wells the Partnership owns; Pioneer USA proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership will allow Pioneer USA to use certain of the Partnership's production facilities in connection with other wells operated by Pioneer USA, subject to capacity limitations.

Tax Sharing Agreement

Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership will pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer.

Credit Agreement between Pioneer Southwest Energy Partners L.P. and a Syndicate of Banks

In October 2007, the Partnership entered into a $300 million unsecured revolving credit facility with a syndicate of banks, which, as amended, matures in May 2013. The credit facility, which became effective on May 6, 2008, is available for general partnership purposes, including working capital, capital expenditures and distributions. Indebtedness under the credit facility bears interest initially at LIBOR plus 0.875%. The credit facility contains

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

certain financial covenants, including (i) the maintenance of a quarter end maximum leverage ratio of not more than 3.5 to 1.00, (ii) an interest coverage ratio (representing a ratio of earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity hedge related activity; and noncash equity-based compensation to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. Because of the net present value covenant, borrowings under the credit facility are currently limited to approximately $200 million. In addition, the credit facility contains various covenants that limit, among other things, the Partnership’s ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the credit facility) were to occur, the credit facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

Upon the closing of the credit facility, the Partnership made an initial borrowing under the facility of $1.2 million.

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”)

The Partnership Agreement was entered into by Pioneer GP, in its capacity as the general partner of the Partnership and on behalf of the limited partners of the Partnership, and Pioneer USA, as the “Organizational Limited Partner,” on May 6, 2008, and governs the rights of the partners in the Partnership.

2008 Long-Term Incentive Plan

The board of directors of Pioneer GP has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan (the “LTIP”) for directors, employees and consultants of Pioneer GP and its affiliates who perform services for the Partnership, which provides for the granting of incentive awards in the form of options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. The LTIP limits the number of units that may be delivered pursuant to awards granted under the LTIP to 3,000,000 common units.

Indemnification Agreements

Pursuant to Indemnification Agreements entered into with each of the independent directors of Pioneer GP, the Partnership is required to indemnify each indemnitee to the fullest extent permitted by the Partnership Agreement. This means, among other things, that the Partnership must indemnify the director against expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement that are actually and reasonably incurred in an action, suit or proceeding by reason of the fact that the person is or was a director of Pioneer GP or is or was serving at Pioneer GP’s request as a director, officer, employee or agent of another corporation or other entity if the indemnitee meets the standard of conduct provided in the Partnership Agreement. Also as permitted under the Partnership Agreement, the indemnification agreements require the Partnership to advance expenses in defending such an action provided that the director undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Partnership. The Partnership will also make the indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish indemnitee’s right to indemnification, whether or not wholly successful.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. PREDECESSOR

NOTES TO UNAUDITED CARVE OUT FINANCIAL STATEMENTS

March 31, 2008

Novation of derivative agreements. On May 6, 2008, novation agreements were entered into between Pioneer USA, the Partnership and certain derivative instrument counterparties, which transferred Pioneer USA’s rights and responsibilities under certain derivative instruments to the Partnership. The May 6, 2008 novation of the derivative agreements reduced the Partnership’s owners’ net equity. The novated derivative agreements were designated as cash flow hedges of portions of the Partnership’s oil, NGL and gas commodity price risk for forecasted sales for the periods from May 2008 through December 2008 and the years of 2009 and 2010. Future changes in the fair values of these derivative contracts, to the extent that they are effective as hedges of the designated commodity price risk, will be deferred and recognized in the Partnership’s earnings in the same periods as the forecasted commodity sales being hedged. The following table reflects the notional volumes and weighted average fixed prices of the derivative contracts transferred to the Partnership:

	Eight Months Ending December 31,	Year Ending December 31,
	2008	2009	2010

Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts:
Volume (Bbls)	2,500	2,500	2,000
Price per Bbl	$101.79	$99.26	$98.32

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts:
Volume (Bbls)	500	500	500
Price per Bbl	$57.15	$53.08	$52.67

Gas Hedge Derivatives:
Average daily notional MMBtu volumes:
Swap contracts:
Volume (MMBtu)	2,500	2,500	2,500
Price per MMBtu	$8.94	$8.52	$8.14

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon the Partnership Predecessor’s carve out financial statements included in “Item 1. Financial Statements.” As described in Note B of Notes to Unaudited Carve Out Financial Statements included in “Item 1. Financial Statements,” the Partnership Predecessor’s carve out financial statements represent the predecessor entity before giving effect to the Partnership’s purchase of incremental working interests with the net proceeds from the exercise of the underwriters’ over-allotment option on May 6, 2008.

Financial and Operating Performance

The Partnership Predecessor’s financial and operating performance for the first quarter of 2008 included the following highlights:

•	Net income of $22.3 million, as compared to $11.7 million for the first quarter of 2007.
•	Daily sales volumes declined four percent to 4,957 BOEPD as compared to 5,197 BOEPD in the first quarter of 2007.
•

Average reported oil, NGL and gas sales prices increased to $97.14, $46.15 and $6.05, respectively, during the first quarter of 2008 as compared to $57.49, $29.00 and $5.15, respectively, during the first quarter of 2007.

•

Net cash provided by operating activities of $24.1 million, as compared to $14.9 million in the comparable quarter of 2007. The increase in 2008, as compared to 2007, is primarily due to increased average oil, NGL and gas prices, partially offset by a four percent decline in sales volumes.

Recent Events

Initial public offering. On May 6, 2008, the Partnership completed its initial public offering of 9,487,500 common units, including the units issued pursuant to the exercise of the underwriters’ over-allotment option, representing a 31.6 percent limited partner interest in the Partnership. The Partnership owns interests in certain oil and gas properties previously owned by Pioneer in the Spraberry field in the Permian Basin of West Texas. Pioneer owns a 0.1 percent general partner interest and a 68.3 percent limited partner interest in Pioneer Southwest. The Partnership used the net proceeds of $163.1 million from the offering to acquire an interest in Pioneer Southwest USA, the entity through which Pioneer owned the Partnership’s oil and gas properties in the Spraberry field, and to acquire an incremental working interest in certain of the oil and gas properties owned by Pioneer Southwest USA. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding the initial public offering and the use of proceeds.

Novation of derivative agreements. On May 6, 2008, novation agreements were entered into between Pioneer, the Partnership and certain derivative instruments counterparties, which transferred Pioneer’s rights and responsibilities under certain derivative instruments to the Partnership. The novated derivative agreements were designated as cash flow hedges of portions of the Partnership’s oil, NGL and gas commodity price risk for forecasted sales for the periods from May 2008 through December 2008 and the years of 2009 and 2010. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of approximately $37.2 million. Future changes in the fair values of the derivative instruments, to the extent that they are effective as hedges of the designated commodity price risk, will be deferred and recognized in the Partnership’s earnings in the same periods as the forecasted sales being hedged. See Note G of Notes to Unaudited Carve Out Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding these derivative instruments.

Financial Statement Comparability

In accordance with GAAP, the unaudited carve out financial statements of the Partnership Predecessor included within this Report do not give recognition to the underwriters’ exercise of the over-allotment option in the Offering. Also in accordance with GAAP, the Partnership Predecessor’s carve out financial statements for periods prior to the effective date of the Offering will be recast in the future to give accounting recognition to the underwriters’ exercise of the over-allotment option and the inclusion of incremental working interests purchased in certain oil and gas properties by Pioneer Southwest USA with the $22.0 million of associated cash Offering

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

proceeds. Consequently, the Partnership Predecessor’s future recasted carve out financial statements will differ significantly from those included in this Report, as they will include property carrying values, asset retirement obligations, working capital, revenues and costs and expenses attributable to the incremental working interests. Additionally, the future financial position and results of operations of the Partnership will include the incremental working interests purchased with the over-allotment option proceeds. See Note B of notes to unaudited carve out financial statements included in “Item 1. Financial Statements” and “Results of Operations” for additional information regarding the accounting recognition of the underwriters’ over-allotment option Offering proceeds and the comparability of future Partnership Predecessor and Partnership financial statements.

Operations Highlights

The Partnership’s properties are entirely comprised of producing oil and gas properties. Producing oil and gas reservoirs are characterized by declining production rates. Because the Partnership does not own any undeveloped properties or leasehold acreage, its reserves and production would be expected to decline continually over time unless the Partnership acquires additional properties to replace its declining production. Consequently, the Partnership must offset declining production with future acquisitions of oil and gas assets from third parties or Pioneer. Accordingly, the Partnership anticipates reserving a portion of its net cash provided by operating activities to fund future property acquisitions. The Partnership may also use external financing sources to fund acquisitions, including borrowings under its $300 million revolving credit facility and funds from future private and public equity and debt offerings.

Longer-term, production and reserve enhancements may also result from infill drilling and secondary recovery initiatives that are in the early stages of development by Pioneer. These initiatives involve obtaining regulatory approval for downspacing and initiating waterflood projects in the Spraberry field. The ultimate outcome and impact to the Partnership of these initiatives cannot be predicted at this time.

During the three months ended March 31, 2008, the Partnership Predecessor expended approximately $153 thousand of maintenance and development workover capital on its producing properties. Development workover capital totaled $13 thousand during the three months ended March 31, 2008, and represented expenditures incurred on an existing horizontal well owned by the Partnership Predecessor.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $34.4 million and $21.8 million for the three-months ended March 31, 2008 and 2007, respectively.

The increase in oil and gas revenues during the three months ended March 31, 2008, as compared to the same period of 2007, is primarily due to increases in commodity prices, partially offset by a four percent decrease in total sales volumes, on a BOE basis or five percent on an average daily sales volume basis. In the quarter-to-quarter comparison, the average reported oil price increased by 69 percent; the average reported NGL price increased by 59 percent; and the average reported gas price increased by 17 percent. The decrease in sales volumes is due to normal production decline after completion of development drilling operations during June 2007.

The following table provides average daily sales volumes for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Oil (Bbls)	3,068	3,165
NGL (Bbls)	1,102	1,201
Gas (Mcf)	4,721	4,986
Total (BOE)	4,957	5,197

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides the Partnership Predecessor’s average reported prices for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Oil (per Bbl)	$97.14	$57.49
NGL (per Bbl)	$46.15	$29.00
Gas (per Mcf)	$6.05	$5.15
Total (per BOE)	$76.15	$46.66

Hedging activities. The Partnership expects to utilize commodity swap and option contracts primarily to reduce the impact on the Partnership’s net cash provided by operating activities and results of operations from the price volatility of the commodities the Partnership produces and sells. During the three-month periods ended March 31, 2008 and 2007, the Partnership Predecessor had no hedging activities. On May 6, 2008, Pioneer novated oil, NGL and gas swap contracts to the Partnership which have been designated as hedges of portions of the Partnership’s forecasted May through December 2008, and annual 2009 and 2010 oil, NGL and gas sales. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about these derivatives.

Oil and gas production costs. The Partnership Predecessor recorded oil and gas production costs from continuing operations of $8.9 million and $7.0 million during the three-months ended March 31, 2008 and 2007, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Partnership Predecessor has management control, while production and ad valorem taxes are directly related to commodity price changes. Total oil and gas production costs per BOE increased by 32 percent during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to (i) a $2.04 per BOE increase in lease operating expense due to increased oilfield well servicing activity and general oilfield price inflation, (ii) a $1.48 per BOE increase in production taxes due to commodity price increases and (iii) a $1.46 per BOE increase in workover costs incurred to maximize production volumes as wells mature, partially offset by (iv) a slight decline in ad valorem taxes, primarily resulting from the effects of tax reform legislation in Texas.

The following table provides the components of the Partnership Predecessor’s total oil and gas production costs per BOE for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Lease operating expenses	$11.80	$9.76
Taxes:
Ad valorem	1.86	2.00
Production	3.91	2.43
Workover costs	2.17	0.71

Total production costs	$19.74	$14.90

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

         The Partnership Predecessor’s lease operating expense included an allocation of Pioneer’s direct internal costs associated with the operation of the Partnership Properties. Going forward, Pioneer will charge the Partnership overhead charges associated with operating the Partnership Properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS fee) instead of the direct internal costs incurred by Pioneer. Assuming the COPAS fee had been charged in the Partnership Predecessor’s historical results, the lease operating expense would have been higher on a BOE basis by $2.81 and $2.83 for the three months ended March 31, 2008 and 2007, respectively.

Depletion, depreciation and amortization expense. The Partnership Predecessor’s depletion, depreciation and amortization expense (“DD&A”) was $1.7 million ($3.71 per BOE) for the three months ended March 31, 2008, as compared to $2.0 million ($4.21 per BOE) for the three months ended March 31, 2007. The decrease in DD&A expense was primarily due to proved reserve increases due to commodity price increases and 2007 drilling results.

General and administrative expense. General and administrative expense was $1.2 million for the three months ended March 31, 2008, as compared to $1.0 million for the three months ended March 31, 2007. General and administrative expense consisted of an allocation of a portion of Pioneer’s general and administrative expense based on the Partnership Predecessor’s production as compared to Pioneer’s total production from its United States properties (other than Alaska), as measured on a per barrel of oil equivalent basis. The increase is primarily attributable to a 17 percent increase in the per BOE allocation rate from Pioneer, partially offset by a four present decrease in production. Going forward, the Partnership and Pioneer entered into an Administrative Services Agreement as of May 6, 2008, pursuant to which Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. See Note G of Notes to the Unaudited Carve Out Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Administrative Services Agreement.

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $28 thousand and $25 thousand for the three months ended March 31, 2008 and 2007, respectively.

Income tax provision. The Partnership Predecessor recognized income tax provisions of $237 thousand and $115 thousand during the three-months ended March 31, 2008 and 2007, respectively. The Partnership’s effective tax rate is approximately one percent, reflective of the Texas Margin tax.

See Note B of Notes to Unaudited Carve Out Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Partnership Predecessor’s income taxes.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Partnership’s primary needs for cash will be for asset growth through acquisitions and for unitholder distributions. The Partnership may use any combination of internally- and externally-financed sources to fund acquisitions and unitholder distributions, including borrowings under the $300 million revolving credit facility and funds from future private and public equity and debt offerings.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to acquire income producing assets to sustain its level of distributions to unitholders over time. Currently, the Partnership expects to reserve approximately 25 percent to 35 percent of its cash flow to acquire oil and gas assets in order to maintain its production and proved reserves. The Partnership has adopted a cash distribution policy pursuant to which it intends to declare an initial distribution of $0.50 per unit per quarter, or $2.00 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the period from the closing of the Offering to June 30, 2008 is expected to be pro rated, and is expected to be paid on or before August 14, 2008.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Although Pioneer has no obligation to sell assets to the Partnership, and the Partnership is not obligated to purchase from Pioneer any additional assets, Pioneer has informed the Partnership that it intends to offer to the Partnership in 2008 and periodically thereafter the opportunity to purchase from Pioneer oil and gas assets in the Partnership’s area of operations. The Partnership also may make acquisitions of oil and gas assets in its area of operations from third parties, and may participate jointly in acquisitions with Pioneer in which the Partnership could acquire the producing oil and gas properties and Pioneer could acquire the undeveloped properties. Any assets that the Partnership acquires from either Pioneer or third parties may include interests in midstream assets.

Oil and gas properties. The Partnership Predecessor’s cash expenditures for additions to oil and gas properties during the three-month periods ended March 31, 2008 and 2007, totaled $111 thousand and $4.3 million, respectively. During the three months ended March 31, 2008 and 2007, net cash provided by operating activities of $24.1 million and $14.9 million, respectively, funded the Partnership Predecessor’s expenditures for additions to oil and gas properties.

Contractual obligations, including off-balance sheet obligations. As of March 31, 2008, the Partnership Predecessor’s contractual obligations were limited to asset retirement obligations which had not changed materially since December 31, 2007, and contingent VPP obligations. As of March 31, 2008, the Partnership Predecessor was not a party to any off-balance sheet arrangements. However, the Partnership may, from time to time, enter into leasing arrangements in the future. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for information about derivative obligations that the Partnership became a party to subsequent to March 31, 2008.

Virtually all of the properties that the Partnership owns are subject to the VPP. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership Properties subject to the VPP, and it is expected that the VPP obligation can be fully satisfied by delivery of production from properties that are retained by Pioneer. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred in connection with the delivery of such volumes) required to meet the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. To the extent Pioneer fails to make any cash payment associated with any of the Partnership’s volumes delivered pursuant to the VPP obligation, the decrease in the Partnership’s production would result in a decrease in the Partnership’s cash available for distribution.

On May 6, 2008, novation agreements were entered into between Pioneer USA, the Partnership and certain derivative instruments counterparties, which transferred Pioneer USA’s rights and responsibilities under certain derivative instruments to the Partnership. The novated derivative agreements were designated as cash flow hedges of portions of the Partnership’s oil, NGL and gas commodity price risk for forecasted sales for the periods from May 2008 through December 2008 and the years 2009 and 2010. As of May 6, 2008, the fair value of the novated derivative agreements represented liabilities of $37.2 million. Future changes in the fair values of these derivative contracts, to the extent that they are effective as hedges of the designated commodity price risk, will be deferred and recognized in the Partnership’s earnings in the same periods as the forecasted commodity sales being hedged.

In accordance with GAAP, the Partnership will periodically measure and record certain financial assets and liabilities, such as the novated derivative agreements, at fair value in the future. Effective January 1, 2008, the Partnership adopted the provisions of SFAS 157, for which delayed adoption is not provided under FSP FAS 157-2. SFAS 157 retains the exchange price notion in the definition of fair value but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal or most advantageous market in which the reporting Partnership would transact for the asset or liability.

The SFAS 157 valuation framework is based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•	Level 1 – quoted prices for identical assets or liabilities in active markets.
•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The financial assets and liabilities that the Partnership will periodically measure and record at fair value will include commodity derivative obligations. The Partnership will validate its valuation techniques in the future by comparing the fair values that result from the valuation techniques and inputs to value estimates provided by the derivative counterparties.

The ultimate liquidation value of the Partnership’s commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives’ fair values at any point in time. The Partnership will enter into these derivatives for the primary purpose of hedging commodity price risk on forecasted physical commodity sales and will have an expectation of a high degree of correlation between changes in the derivative values and the hedged risks. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Partnership’s derivative instruments and market risk.

Capital resources. The Partnership’s primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and funds from future private and public equity and debt offerings. The Partnership expects that these resources will be sufficient to fund its acquisitions and unitholder distributions during the foreseeable future.

Operating activities. Net cash provided by operating activities during the three-months ended March 31, 2008 and 2007 was $24.1 million and $14.9 million, respectively. The increase in net cash provided by operating activities during the first quarter of 2008, as compared to the first quarter of 2007, is primarily due to increased oil, NGL and gas sales prices, partially offset by a decline in sales volumes and increased production costs.

Investing activities. Investing activities used $111 thousand and $4.3 million of cash during the three-month periods ended March 31, 2008 and 2007, respectively. The decrease in net cash used in investing activities during the first quarter of 2008, as compared to the first quarter of 2007, is primarily due to completion of development drilling activities during the second quarter of 2007.

Financing activities. The Partnership Predecessor’s financing activities were limited to distributions of cash to Pioneer during the periods presented.

Liquidity. The Partnership Predecessor’s principal source of short-term liquidity has been cash generated from its operations. In connection with the Offering, the Partnership closed on its $300 million revolving credit facility on May 6, 2008 and had an initial borrowing of $1.2 million. See Note G of Notes to Unaudited Carve Out Financial Statements included in “Item 1. Financial Statements” for more information regarding the credit facility.

Going forward, the Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the credit facility and funds from future private and public equity and debt offerings. As discussed above under “Capital commitments,” the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the general partner. In addition, because the Partnership’s proved reserves and production decline continually over time and because the Partnership does not own any undeveloped properties or leasehold acreage, the Partnership will need to make acquisitions to sustain its level of distributions to unitholders over time. Accordingly, going forward, the Partnership’s primary needs for cash will be for distributions to partners and asset growth through acquisitions. In making cash distributions, the general partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership’s business, which includes possible

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

acquisitions. If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to partners, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales or reduced distributions. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

The Partnership Agreement allows the Partnership to borrow funds to make distributions. The Partnership may borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain its level of distributions. In addition, the Partnership plans to hedge a significant portion of its production. The Partnership generally will be required to settle its commodity hedge derivatives within five days of the end of the month. As is typical in the oil and gas industry, the Partnership does not generally receive the proceeds from the sale of its hedged production until 45 to 60 days following the end of the month. As a result, when commodity prices increase above the fixed price in the derivative contracts, the Partnership will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before the Partnership receives the proceeds from the sale of the hedged production. If this occurs, the Partnership may make working capital borrowings to fund its distributions.

New accounting pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. During February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Partnership Predecessor adopted the provisions of SFAS 157 as they pertain to financial assets and liabilities. See Note C of Notes to Unaudited Carve Out Financial Statements for additional information regarding the Partnership Predecessor’s adoption of SFAS 157. The adoption of the provisions of SFAS 157 that were delayed by FSP FAS 157-2 is not expected to have a material effect on the financial condition or results of operations of the Partnership Predecessor.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Partnership Predecessor adopted the provisions of SFAS 159 on January 1, 2008 and its implementation did not have a material effect on the financial condition or results of operations of the Partnership Predecessor.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Partnership.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated income statement. SFAS 160 is effective for the Partnership on January 1, 2009 and is not expected to have a significant impact on the Partnership’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Partnership on January 1, 2009 and will only impact future disclosures about the Partnership’s derivative instruments and hedging activities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Partnership’s potential exposure to market risks. The term “market risks”, in so far as it relates to currently anticipated transactions of the Partnership, refers to the risk of loss arising from changes in commodity prices and interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Partnership views and manages ongoing market risk exposures. All of the Partnership’s market risk sensitive instruments will be entered into for purposes other than speculative.

Due to the historical volatility of commodity prices, the Partnership plans to enter into various derivative instruments to manage its exposure to volatility of commodity market prices. The Partnership has adopted a policy that contemplates hedging the prices for approximately 65 to 85 percent of expected production for a period of up to five years, as appropriate. Implementation of this policy is expected to mitigate, but will not eliminate, the Partnership’s sensitivity to short-term changes in commodity prices. The Partnership’s credit facility requires it to enter into hedging arrangements for not less than 65 percent (nor more than 85 percent) of the Partnership’s projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2010. In addition, within the next year, the credit facility requires that the Partnership enter into hedging arrangements for not less than 50 percent of the Partnership’s projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2011. The Partnership may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices on its cash available for distributions. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. While in times of higher commodity prices this strategy may result in the Partnership having lower net cash inflows than would be the case if these instruments were not utilized, management believes the risk reduction benefits of this strategy outweigh the potential costs.

The Partnership may borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Partnership’s costs of capital.

On May 6, 2008, novation agreements were entered into between Pioneer, the Partnership and derivative instrument counterparties, which transferred Pioneer’s rights and responsibilities under certain derivative instruments to the Partnership. The May 6, 2008 novation of the derivative agreements reduced the Partnership’s owners’ net equity. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of approximately $37.2 million. Future changes in the fair values of the derivative instruments, to the extent that they are effective as hedges of the designated commodity price risk, will be deferred and recognized in the Partnership’s earnings in the same periods as the forecasted sales being hedged.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of June 6, 2008, all of which qualify as hedges:

Oil, NGL and Gas Price Sensitivity

Derivative Financial Instruments as of June 6, 2008

	Eight Months Ending December 31,	Year Ending December 31,		Liability Fair Value at June 6,
	2008	2009	2010	2008
				(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts	2,500	2,500	2,000	$75,685
Weighted average fixed price per Bbl	$101.79	$99.26	$98.32
Average forward NYMEX oil prices (a)	$138.14	$135.13	$132.06

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts	500	500	500	$5,762
Weighted average fixed price per Bbl	$57.15	$53.08	$52.67
Average forward NYMEX NGL prices (b)	$71.34	$66.76	$63.47

Gas Hedge Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	2,500	2,500	2,500	$3,607
Weighted average fixed price per MMbtu (c)	$8.94	$8.52	$8.14
Average forward index gas prices (d)	$11.07	$10.25	$9.28

_____________

(a)	The average forward NYMEX oil prices are based on June 6, 2008 market quotes.
(b)	Forward Mont Belvieu NGL prices are not available as formal market quotes. These forward prices represent estimates as of June 6, 2008 provided by third parties who actively trade in the derivatives.
(c)

To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index, which is highly correlated with the indexes where our forecasted gas sales are expected to be priced.

(d)	The average forward index gas prices are based on June 6, 2008 NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management of the Partnership’s general partner, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the general partner concluded that the design and operation of the Partnership’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management of the Partnership’s general partner, including the principal executive officer and principal financial officer of the Partnership’s general partner, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Partnership’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Partnership may be a party to various legal proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Partnership believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Partnership’s consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s final prospectus dated April 30, 2008 (File No. 333-144868) and filed on May 1, 2008 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”), which risks could materially affect the Partnership’s business, financial condition or future results. There has been no material change in the Partnership’s risk factors from those described in the Prospectus. These risks are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 6, 2008, the Partnership consummated the initial public offering of a total of 9,487,500 common units at $19.00 per unit, or $17.67 per unit after payment of an underwriting discount. The number of units sold included 1,237,500 common units that were exercised pursuant to an over allotment option granted to the underwriters in connection with the initial public offering. The underwriters gave the Partnership notice of their exercise on May 2, 2008, and closed the purchase of the common units concurrently with the closing of the initial public offering on May 6, 2008. The initial public offering was priced on April 30, 2008, and was made pursuant to a registration statement on Form S-1 (File No. 333-144868) that was declared effective by the SEC on April 29, 2008. Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC served as joint book-running managers for the underwriters in the public offering.

Total proceeds to the Partnership from the sale of the common units were approximately $180.3 million, before underwriters’ discounts of approximately $12.6 million and estimated offering expenses of approximately $4.6 million. The Partnership used the net proceeds of $163.1 million from the initial public offering as follows:

•

the Partnership acquired from Pioneer Natural Resources USA, Inc. (“Pioneer USA”), a subsidiary of Pioneer Natural Resources Company, a 26.54% membership interest in Pioneer Southwest Energy Partners USA LLC (“Pioneer Southwest USA”) for a purchase price of approximately $141.1 million in cash.

•

the Partnership contributed the remaining net proceeds, together with an additional capital contribution, to Pioneer Southwest USA to permit it to acquire from a subsidiary of Pioneer Natural Resources Company incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA for a purchase price of approximately $22.0 million in cash.

After completion of the initial public offering and the exercise of the underwriters’ over-allotment option, there are no additional common units available for sale under the registration statement on Form S-1.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.   Exhibits

Exhibits

Exhibit Number		Description
2.1	—

Contribution Agreement, dated May 6, 2008, by and among the Partnership, Pioneer Natural Resources USA, Inc. and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.2	—

Membership Interest Sale Agreement, dated May 6, 2008, between the Partnership and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.3	—

Purchase and Sale Agreement, dated May 6, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc. and Pioneer Retained Properties Company LLC (incorporated by reference to Exhibit 2.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.4	—

Omnibus Agreement, dated May 6, 2008, by and among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.4 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.5	—

Agreement and Plan of Merger, dated May 1, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc., Pioneer Retained Properties Company LLC and Pioneer Limited Natural Resources Properties LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

3.1	—

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. dated May 6, 2008, between Pioneer Natural Resources GP LLC, as the General Partner, and Pioneer Natural Resources USA, Inc., as the Organizational Limited Partner, together with any other persons who become Partners (as defined in such agreement) in the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.1	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.2	—

Administrative Services Agreement, dated May 6, 2008, among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.3	—

Tax Sharing Agreement, dated May 6, 2008, by and between the Partnership and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.4	—

Omnibus Operating Agreement, dated May 6, 2008, by and between Pioneer Southwest Energy Partners USA LLC and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.5	—

Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

.

10.6	—

Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.7	—

Indemnification Agreement between the Partnership and Alan L. Gosule, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the General Partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8	—

Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.9	—

Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.10	—

Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.11	—

Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.12	—

Amendment to Natural Gas Liquids Purchase Agreement by and between ONEOK Hydrocarbon, L.P. and Pioneer Natural Resources USA, Inc. entered into as of April 8, 2008 (incorporated by reference to Exhibit 10.14 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
By: Pioneer Natural Resources GP LLC, its general
partner

Date: June 13, 2008	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
2.1	—

Contribution Agreement, dated May 6, 2008, by and among the Partnership, Pioneer Natural Resources USA, Inc. and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.2	—

Membership Interest Sale Agreement, dated May 6, 2008, between the Partnership and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.3	—

Purchase and Sale Agreement, dated May 6, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc. and Pioneer Retained Properties Company LLC (incorporated by reference to Exhibit 2.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.4	—

Omnibus Agreement, dated May 6, 2008, by and among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.4 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.5	—

Agreement and Plan of Merger, dated May 1, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc., Pioneer Retained Properties Company LLC and Pioneer Limited Natural Resources Properties LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

3.1	—

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. dated May 6, 2008, between Pioneer Natural Resources GP LLC, as the General Partner, and Pioneer Natural Resources USA, Inc., as the Organizational Limited Partner, together with any other persons who become Partners (as defined in such agreement) in the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.1	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.2	—

Administrative Services Agreement, dated May 6, 2008, among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.3	—

Tax Sharing Agreement, dated May 6, 2008, by and between the Partnership and Pioneer Natural Resources Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.4	—

Omnibus Operating Agreement, dated May 6, 2008, by and between Pioneer Southwest Energy Partners USA LLC and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

10.5	—

Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

.

10.6	—

Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.7	—

Indemnification Agreement between the Partnership and Alan L. Gosule, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the General Partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8	—

Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.9	—

Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.10	—

Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.11	—

Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.12	—

Amendment to Natural Gas Liquids Purchase Agreement by and between ONEOK Hydrocarbon, L.P. and Pioneer Natural Resources USA, Inc. entered into as of April 8, 2008 (incorporated by reference to Exhibit 10.14 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.