Form 10-K/A
period 2008-12-31
Pioneer Southwest Energy Partners L.P.
filed 2009-03-31
CIK 1407463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 Or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34032

Pioneer Southwest Energy Partners L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-0388421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5205 N. O’Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 444-9001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐	Non accelerated filer ☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No	☒

Aggregate market value of common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter	$210,188,698
Number of common units outstanding as of March 30, 2009	30,008,700

Documents Incorporated by Reference:

(1)  Proxy Statement for Annual Meeting of Shareholders of Pioneer Natural Resources Company to be held during June 2009 - Referenced in Item 11 of this report.

TABLE OF CONTENTS

		Page
Explanatory Note		3

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules	20
Signatures		23
Exhibit Index		24

Cautionary Statement Concerning Forward-Looking Statements

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest” or the “Partnership”) are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership’s current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership’s control.

These risks and uncertainties are described in the Partnership’s Annual Report on Form 10-K, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the “SEC”). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Item 1. Business — Competition, Markets and Regulations,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. The Partnership undertakes no duty to publicly update these statements except as required by law.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Pioneer Southwest Energy Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 6, 2009 (the “Original Filing”). The Partnership is filing this Amendment to include the information required by Part III and not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United StatesSecurities and Exchange Commission, the Partnership is including with this Amendment certain currently-dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership’s operations and activities are managed by its general partner, Pioneer Natural Resources GP LLC (the “General Partner”), which is a wholly-owned subsidiary of Pioneer Natural Resources Company (“Pioneer”). Pioneer formed the Partnership in June 2007 to own and acquire oil and gas assets in the Partnership’s area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico. All of the Partnership’s executive management personnel are employees of Pioneer and devote their time as needed to conduct the Partnership’s business and affairs. The Board of Directors of the General Partner oversees the General Partner’s management, operations and activities. Except as otherwise noted, references in this Report to “the Board of Directors” refer to the Board of Directors of the General Partner.

The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership such as accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources. The agreement provides that Pioneer employees (including executive officers of the General Partner) will devote such portion of their time as may be reasonable and necessary for the operation of the Partnership’s business. The executive officers of the General Partner devote significantly less than a majority of their time to the Partnership’s business and the Partnership expects that to be the case for the foreseeable future. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement” for additional information about the Administrative Services Agreement.

The General Partner is not elected by the Partnership’s unitholders and will not be subject to re-election on a regular basis in the future. Unitholders are also not entitled to elect the directors of the General Partner or directly or indirectly participate in the management or operation of the Partnership. As owner of the General Partner, Pioneer has the ability to elect all the members of the Board of Directors. The General Partner owes a fiduciary duty to the Partnership, although the Partnership’s First Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) limits such duties and restricts the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duties.

Directors and Executive Officers of the General Partner

The following table sets forth certain information regarding the members of the Board of Directors and the executive officers of the General Partner.

Name	Age	Position

Scott D. Sheffield	56	Chairman of the Board of Directors and Chief Executive
		Officer
Richard P. Dealy	43	Executive Vice President, Chief Financial Officer, Treasurer
		and Director
Timothy L. Dove	52	President and Chief Operating Officer
Mark S. Berg	50	Executive Vice President, General Counsel
Chris J. Cheatwood	48	Executive Vice President, Geoscience
William F. Hannes	49	Executive Vice President, Business Development
Danny L. Kellum	54	Executive Vice President, Operations
Frank W. Hall	58	Vice President and Chief Accounting Officer
Alan L. Gosule	68	Director
Royce W. Mitchell	54	Director
Arthur L. Smith	56	Director

Executive officers and directors serve until their successors are duly appointed or elected.

Set forth below is biographical information about each of the executive officers and directors named above.

Scott D. Sheffield was elected Chief Executive Officer and Director of the General Partner in June 2007 and Chairman of the Board in May 2008. Mr. Sheffield, a distinguished graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has held the position of Chief Executive Officer of Pioneer since August 1997. He was President of Pioneer from August 1997 to November 2004, and assumed the position of Chairman of the Board of Directors in August 1999. He was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley Petroleum Company (“Parker & Parsley”) from October 1990 until Pioneer was formed in August 1997. Mr. Sheffield joined Parker & Parsley Development Company (“PPDC”), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President — Engineering of PPDC from September 1981 until April 1985, when he was elected President and a Director. In March 1989, Mr. Sheffield was elected Chairman of the Board of Directors and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

Richard P. Dealy was elected Executive Vice President, Chief Financial Officer, Treasurer and Director of the General Partner in June 2007. Mr. Dealy was elected Executive Vice President and Chief Financial Officer of Pioneer in November 2004. Prior to that time, Mr. Dealy held positions of Vice President and Chief Accounting Officer from February 1998 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1995, in which position he served until August 1997. He is a Certified Public Accountant, and prior to joining Parker & Parsley, he was employed by KPMG LLP. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance.

Timothy L. Dove was elected President and Chief Operating Officer of the General Partner in June 2007. Mr. Dove was elected President and Chief Operating Officer of Pioneer in November 2004. Prior to that time, Mr. Dove held the positions of Executive Vice President and Chief Financial Officer from February 2000 to November 2004 and Executive Vice President — Business Development from August 1997 to January 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President — International and was promoted to Senior Vice President — Business Development in October 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp., in various capacities in international exploration and production, marketing, refining, and planning and development. Mr. Dove earned a Bachelor of Science degree in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his Master of Business Administration in 1981 from the University of Chicago.

Mark S. Berg was elected Executive Vice President, General Counsel and Assistant Secretary of the General Partner in June 2007. Mr. Berg was elected Executive Vice President and General Counsel of Pioneer in April 2005. Prior to that time, Mr. Berg served as Executive Vice President, General Counsel and Secretary of American General Corporation, a Fortune 200 diversified financial services company, from 1997 through 2002. Subsequent to the sale of American General to American International Group, Inc., Mr. Berg joined Hanover Compressor Company as Senior Vice President, General Counsel and Secretary. He served in that capacity from May of 2002 through April of 2004. Mr. Berg began his career in 1983 with the Houston-based law firm of Vinson & Elkins L.L.P. He was a partner with the firm from 1990 through 1997. Mr. Berg graduated Magna Cum Laude and Phi Beta Kappa with a Bachelor of Arts degree from Tulane University in 1980. He earned his Juris Doctorate with honors from the University of Texas Law School in 1983.

Chris J. Cheatwood was elected Executive Vice President, Geoscience of the General Partner in June 2007. Mr. Cheatwood was elected Executive Vice President, Geoscience of Pioneer in November 2007. Mr. Cheatwood joined Pioneer in August 1997 and was promoted to Vice President — Domestic Exploration in July 1998, Senior Vice President — Exploration in December 2000 and Executive Vice President — Worldwide Exploration in January 2002. Before joining Pioneer, Mr. Cheatwood spent ten years with Exxon Corporation. Mr. Cheatwood is a graduate of the University of Oklahoma with a Bachelor of Science degree in Geology and earned his Master of Science degree in Geology from the University of Tulsa.

William F. Hannes was elected Executive Vice President, Business Development of the General Partner in June 2007. Mr. Hannes was elected Executive Vice President — Business Development of Pioneer in December 2007. Mr. Hannes joined Parker & Parsley (a predecessor of Pioneer) in July 1997 as Director of Business Development, and continued to serve Pioneer in this capacity after Pioneer’s formation in August 1997 until he was promoted to Vice President — Engineering and Development in June 2001 and Executive Vice President —

Worldwide Business Development in November 2005. Prior to joining Parker & Parsley, Mr. Hannes held engineering positions with Mobil and Superior Oil. He graduated from Texas A&M University in 1981 with a Bachelor of Science degree in Petroleum Engineering.

Danny L. Kellum was elected Executive Vice President, Operations of the General Partner in June 2007. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President — Domestic Operations of Pioneer in May 2000. From January 2000 until May 2000, Mr. Kellum served as Vice President — Domestic Operations. Mr. Kellum served as Vice President — Permian Division from August 1997 until December 1999. From 1989 until 1994 he served as Spraberry District Manager and as Vice President of the Spraberry and Permian Division for Parker & Parsley until August 1997. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation.

Frank W. Hall was elected Vice President and Chief Accounting Officer of the General Partner in May 2008. Mr. Hall was elected Vice President and Chief Accounting Officer of Pioneer in May 2008. Prior to that time, Mr. Hall held the positions for Pioneer of Corporate Controller from March 2007, Assistant Controller from January 2005 to March 2007 and Manager of Financial Reporting from September 1998 to January 2005. From 1989 to 1998, Mr. Hall was an employee of Oryx Energy Company, where he held Senior Financial Analyst positions in Financial Planning and Financial Reporting. He was a partner in the certified public accounting firm of Hall, Brock & Co. from 1983 to 1989; the Controller of Riddle Oil Company from 1980 to 1983; and a member of the audit staff of Touche Ross & Co. from 1977 to 1980. Mr. Hall graduated with highest honors from the University of Dallas with a Master of Business Administration in Corporate Finance and graduated from the University of Texas at San Antonio with a Bachelor of Business Administration, where he majored in accounting and business management.

Alan L. Gosule was elected as a director of the General Partner in April 2008. Mr. Gosule has been a partner in the New York office of the law firm of Clifford Chance LLP (successor to Roger & Wells) since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow. Mr. Gosule is a graduate of Boston University and its Law School and received an LLM in Taxation from Georgetown University. Mr. Gosule also serves on the Board of Directors of MFA Mortgage Investments, Inc., Home Properties, Inc. and F.L. Putnam Investment Management Company. He also serves on the Board of Trustees of Ursuline Academy.

Royce W. Mitchell was elected as a director of the General Partner in April 2008. Mr. Mitchell has been self-employed as an executive consultant, focusing on advising audit committees of exploration and production companies, since January 2005, except for the period from April 2008 through December 2008 when he served as Chief Financial Officer of Frac Tech Services, Ltd. Mr. Mitchell served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer of Key Energy Services, Inc. from January 2002 to January 2005. Before joining Key Energy Services, Inc., he was a partner with KPMG LLP from April 1986 through December 2001 specializing in the oil and gas industry. He received a BBA from Texas Tech University and is a certified public accountant.

Arthur L. Smith was elected as a director of the General Partner in April 2008. Mr. Smith is President of Triple Double Advisors, LLC (an investment advisory firm focusing on the energy industry), a position he has held since August 2007. From 1984 to 2007, Mr. Smith was Chairman and CEO of John S. Herold, Inc. (a petroleum research and consulting firm). From 1976 to 1984, Mr. Smith was a securities analyst with Argus Research Corp., The First Boston Corporation and Oppenheimer & Co., Inc. Mr. Smith holds the CFA designation. Mr. Smith serves on the board of directors of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. He also serves on the board of non-profit Dress for Success Houston and the Board of Visitors for the Nicholas School of the Environment and Earth Sciences at Duke University. Mr. Smith received a BA from Duke University and an MBA from NYU’s Stern School of Business.

Governance

 The New York Stock Exchange (the “NYSE”) does not require a listed limited partnership like the Partnership to have a majority of independent directors or to establish a compensation committee or a nominating and corporate governance committee. It is the Partnership’s present intent, however, for the Board of Directors to have a majority of independent directors.

The Board of Directors assessed the independence of each non-employee director under the independence standards of the NYSE and the SEC. The Board of Directors affirmatively determined that Messrs. Gosule, Mitchell and Smith meet the requirements for independence under these standards and are independent. In making that determination, the Board of Directors reviewed the facts and circumstances of Mr. Smith’s service to Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. (“Plains”), as an independent director, and Mr. Mitchell’s prior service to Frac Tech Services, Ltd. (“FracTech”), an oil field services provider, as a chief financial officer from April 2008 through December 2008. The Board of Directors considered that, while Plains was a purchaser of the Partnership’s production, Mr. Smith’s role with Plains was limited to that of an independent director, Pioneer, as operator of all the Partnership’s wells, markets all of its production under operating agreements and that decisions as to the types of marketing contracts between Pioneer and Plains do not reach the level of board consideration at Plains. Similarly, with regard to Mr. Mitchell’s role at FracTech, the Board considered that it was Pioneer that had engaged the services of FracTech and such engagement pre-dated Mr. Mitchell’s employment at FracTech, and that the amount of business done between the companies was less than two percent of each such company’s revenues and was expected to continue to remain at or below that level. Noting that each of Mr. Smith and Mr. Mitchell met the definition of independence under all applicable NYSE and SEC standards, the Board of Directors determined that each was independent from management.

Meetings and Committees of Directors

The Board of Directors held eight meetings during 2008. During 2008, each of the directors attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which that director served.

The Board of Directors has two standing committees: the Audit Committee and the Conflicts Committee.

Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Partnership’s internal controls, financial statements and the audit process. The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors, approve all auditing services and related fees and the terms thereof, and pre-approve any permitted non-audit services to be rendered by the Partnership’s independent auditors. The Audit Committee also is responsible for confirming the independence and objectivity of the Partnership’s independent auditors. The members of the Audit Committee are Messrs. Mitchell (Chairman), Gosule and Smith. The Board of Directors has determined that each member of the Audit Committee meets the independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Partnership and that the director not receive from the Partnership, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board of Directors also has determined that each of the Audit Committee members is financially literate and that Mr. Mitchell is an Audit Committee financial expert as defined by the SEC. The Audit Committee held seven meetings during 2008. Information regarding the functions performed by the Audit Committee and its membership also can be found in the Audit Committee’s Charter, which is posted on the Partnership’s website at www.pioneersouthwest.com.

Conflicts Committee. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. At the request of the Board of Directors, the Conflicts Committee determines whether to approve the conflict of interest matter. The members of the Conflicts Committee must meet the independence and experience standards established by NYSE and SEC rules to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership’s partners and not a breach by the General Partner of any duties it may owe to the Partnership. The members of the Conflicts Committee are Messrs. Smith (Chairman), Gosule and Mitchell. The Conflicts Committee held eight meetings during 2008. Information regarding the functions performed by the Conflicts Committee and its membership also can be found in the Conflicts Committee’s Charter, which is posted on the Partnership’s website at www.pioneersouthwest.com.

Executive Sessions of Non-Management Directors, Procedure for Directly Contacting the Board of Directors and Whistleblower Policy

     The Board of Directors holds regular executive sessions in which the three independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the three independent directors. As there are only three independent directors, the directors believe it is not necessary to appoint a presiding director for these executive sessions.

A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established and is published on the Partnership’s website at www.pioneersouthwest.com. All complaints and concerns will be received and processed by the Corporate Secretary’s Office. Information may be submitted confidentially and anonymously, although the Partnership may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances. The Partnership’s policy is not to take any adverse action, and to not tolerate any retaliation against any person for asking questions or making good faith reports of possible violations of law, Partnership policy or the Code of Business Conduct and Ethics.

Code of Ethics

Neither the Partnership nor the General Partner has any employees. The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership, and all of Pioneer’s employees are subject to the Pioneer Natural Resources Code of Business Conduct and Ethics. Accordingly, the Board of Directors of the General Partner has adopted the Pioneer Natural Resources Code of Business Conduct and Ethics to govern its members as well as the Partnership and the General Partner.

Availability of Governance Guidelines, Charters and Code

Available on the Partnership’s website at www.pioneersouthwest.com are copies of the General Partner’s Governance Guidelines, Audit Committee Charter, Conflicts Committee Charter and the Pioneer Natural Resources Code of Business Conduct and Ethics, all of which also will be provided in print without charge upon written request. Such requests may be made by writing to Investor Relations, Pioneer Southwest Energy Partners L.P., 5205 North O’Connor Boulevard, Suite 200, Irving, Texas 75039.

New York Stock Exchange Certification

The Partnership has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. The Partnership plans to submit to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual within thirty days after filing this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the General Partner are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common units of the Partnership, as well as changes in that ownership. Based solely on its review of reports and written representations that the Partnership has received, the Partnership believes that all required reports were timely filed during 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Partnership is a master limited partnership and does not directly employ any of the individuals responsible for managing or operating the Partnership’s business. All of the executive officers of the General Partner are executive officers of Pioneer and devote their time as needed to conduct the Partnership’s business and affairs. Pursuant to the agreements with Pioneer, the Partnership has agreed to reimburse the General Partner and its affiliates, including Pioneer, for the cost of the services they provide to the Partnership, including the compensation of their officers and other employees providing services to the Partnership.

Neither the Partnership nor the General Partner has a compensation committee. The compensation policies and philosophy of Pioneer govern the types and amount of compensation granted to each of Pioneer’s executive officers, which include the executive officers of the General Partner, with respect to their services to Pioneer and its subsidiaries as a group. Accordingly, Pioneer has the ultimate decision-making authority with respect to the total compensation of the executive officers of the General Partner (except with respect to awards under the Partnership’s 2008 Long-Term Incentive Plan, which will be granted by the Board of Directors if any are granted). The compensation paid by Pioneer to the executive officers of the General Partner is included within the general and administrative costs incurred by Pioneer that are allocated to the Partnership pursuant to a formula under the Administrative Services Agreement. As a result, neither the General Partner nor the Partnership establishes the amount of compensation that is awarded to the executive officers of the General Partner. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement” for additional information about the allocation of expenses to the Partnership under the Administrative Services Agreement.

A full discussion of the compensation programs for Pioneer’s executive officers and the policies and philosophy of the Compensation Committee of the Board of Directors of Pioneer will be set forth in the Compensation section of the proxy statement for Pioneer’s 2009 Annual Meeting of Stockholders under the heading “Compensation of Executive Officers,” and the Partnership incorporates by reference that section of Pioneer’ proxy statement into this Item 11. Pioneer’s proxy statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on Pioneer’s website at http://www.pioneernrc.com under the heading “Investors — SEC Filings.”

Long-Term Incentive Plan

  As indicated above, although neither the Partnership nor the General Partner has a compensation committee, the General Partner has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan for directors of the General Partner and for employees and consultants of the General Partner and its affiliates who perform services for the Partnership. The purpose of the long-term incentive plan is to provide a means to enhance profitable growth by attracting and retaining individuals to serve as directors of the General Partner as well as the employees and consultants of Pioneer and its subsidiaries who will provide services to the Partnership by providing such individuals a means to acquire and maintain ownership or awards the value of which is tied to the performance of common units. The long-term incentive plan seeks to achieve this purpose by providing for grants of: options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. Although the General Partner’s executive officers do not currently participate in the long-term incentive plan and have received no awards under the plan, they are eligible to participate and may do so in the future. The discussion below provides a general overview and discussion regarding how the plan operates.

Securities to Be Offered

The long-term incentive plan limits the number of units that may be delivered pursuant to awards granted under the plan to 3,000,000 common units. Units withheld to satisfy exercise prices or tax withholding obligations will again be available for delivery pursuant to other awards. In addition, if an award is forfeited, cancelled or otherwise terminates, expires or is settled without the delivery of units, the units subject to such award will again be available for new awards under the plan. The units delivered pursuant to awards may be units acquired in the open market or acquired from any person including the Partnership, or any combination of the foregoing, as determined in the discretion of the plan administrator (as defined below).

Administration of the Plan

The plan is administered by the Board of Directors or a committee thereof, referred to as the plan administrator in this Report. The plan administrator may terminate or amend the long-term incentive plan or any part of the plan at any time with respect to any units for which a grant has not yet been made, including increasing the number of units that may be granted, subject to any tax and legal restrictions and the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The plan will expire upon the earlier of (i) the date units are no longer available under the plan for grants, (ii) its termination by the Board of Directors, or (iii) the tenth anniversary of the date approved by the General Partner.

Awards

In General. The plan administrator may make grants of restricted units, phantom units, unit options, unit appreciation rights, and unit and other unit-based awards, which grants shall contain such terms as the plan administrator shall determine, including terms governing the service period and/or other performance conditions pursuant to which any such awards will vest and/or be settled, as applicable. Grant levels in any given year may vary on a discretionary basis based on measuring the Partnership’s financial, operational, strategic or other appropriate performance, as well as the individual performance of plan participants.

Restricted Units. A restricted unit is a common unit that vests over a period of time and during that time is subject to forfeiture. Restricted units generally will be entitled to receive quarterly distributions during the vesting period, but such distributions may be subjected to the same or different vesting provisions as the restricted unit. In addition, the plan administrator may provide that such distributions be used to acquire additional restricted units.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon or as soon as reasonably practicable following the phantom unit’s settlement date or, in the discretion of the plan administrator, a cash payment equivalent to the fair market value of a common unit.

The plan administrator may, in its discretion, grant distribution equivalent rights (“DERs”) with respect to phantom unit awards. DERs entitle the participant to receive cash or additional awards equal to the amount of any cash distributions made by the Partnership during the period the phantom unit is outstanding. Payment of a DER may be subject to the same vesting terms and/or settlement terms as the award to which it relates or different vesting terms and/or settlement terms, in the discretion of the plan administrator.

Unit Options. Unit options must have an exercise price that is not less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the plan administrator.

Unit Appreciation Rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in cash or common units. Unit appreciation rights must have an exercise price that is not less than the fair market value of the common units on the date of grant. In general, unit appreciation rights granted will become exercisable over a period determined by the plan administrator.

Other Unit-Based Awards. The long-term incentive plan permits the grant of other unit-based awards, which are awards that are based, in whole or in part, on the value or performance of a common unit or are denominated or payable in common units. Upon settlement, the award may be paid in common units, cash or a combination thereof, as provided in the award agreement.

Unit Awards. The long-term incentive plan permits the grant of units that are not subject to vesting restrictions. Unit awards may be in lieu of or in addition to other compensation payable to the individual. The availability of unit awards is intended to furnish additional compensation to plan participants and to align their economic interests with those of common unitholders.

Other Provisions

Change in Control; Termination of Service. The plan administrator may, in its discretion, provide that awards under the long-term incentive plan become exercisable or vest, as applicable, upon a “change of control,” as defined in the plan or an applicable award agreement. In addition, the plan administrator may, in its discretion, provide that if a grantee’s employment, consulting arrangement or membership on the Board of Directors terminates for any reason, the grantee’s unvested award will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

If a grantee’s employment, consulting or membership on the Board of Directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grantee agreement or plan administrator provides otherwise. The availability of unit appreciation rights is intended to furnish additional compensation to plan participants and to align their economic interests with those of common unitholders.

Tax Withholding. Unless other arrangements are made, the plan administrator is authorized to withhold for any award, from any payment due under any award or from any compensation or other amount owing to a participant the amount (in cash, units, units that would otherwise be issued pursuant to such award, or other property) of any applicable taxes payable with respect to the grant of an award, its settlement, its exercise, the lapse of restrictions applicable to an award or in connection with any payment relating to an award or the transfer of an award and to take such other actions as may be necessary to satisfy the withholding obligations with respect to an award.

Anti-Dilution Adjustments. If any "equity restructuring" event occurs that could result in an additional compensation expense under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)") if adjustments to awards with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted. With respect to a similar event that would not result in a SFAS 123(R) accounting charge if adjustment to awards were discretionary, the plan administrator shall have complete discretion to adjust awards in the manner it deems appropriate. In the event the plan administrator makes any adjustment in accordance with the foregoing provisions, a corresponding and proportionate adjustment shall be made with respect to the maximum number of units available under the plan and the kind of units or other securities available for grant under the plan.

Compensation of Directors

2008 DIRECTOR COMPENSATION TABLE

 The table below summarizes the compensation paid to the non-employee directors of the General Partner during 2008:

Name (a)	Fees Earned or Paid in Cash (1) ($) (b)	Unit Awards (2), (3) ($) (c)	All Other Compensation (4) ($) (g)	Total ($) (h)
Alan L. Gosule	$20,020	$35,556	$—	$55,576
Royce W. Mitchell	$20,020	$35,556	$2,352	$57,928
Arthur L. Smith	$20,010	$35,556	$—	$55,566

___________

(1)

Amounts represent fees earned or paid in cash for services as a director during 2008, including the cash portion of the annual base retainer fee and committee chairmanship or membership fees incurred in connection with service on the Board of Directors or any committee of the Board.

(2)

Each non-employee director received an initial equity award of $40,000 in restricted units at the time of the Partnership’s initial public offering. Unit awards represent the dollar amount of compensation expense attributable to restricted unit awards recognized by the Partnership for financial statement reporting purposes for the year ended December 31, 2008, determined in accordance with the provisions of SFAS 123(R). The Partnership valued the restricted unit awards based on the initial public offering price of the common units. Additional detail regarding the Partnership’s unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” The grant-date fair value of each unit award granted to directors during 2008 computed in accordance with SFAS 123(R) was $19.00.

(3)	Aggregate director unit awards for which restrictions had not lapsed as of December 31, 2008, totaled 12,630 units.
(4)	All other compensation consists of travel and entertainment costs of directors’ spouses when accompanying the directors on Partnership-related business trips.

The Board of Directors believes providing competitive compensation is necessary to attract and retain qualified independent directors. The Board of Directors believes that the compensation package should require a significant portion of the total compensation package to be equity-based to align the interests of the directors and the Partnership’s unitholders.

The elements of compensation for the non-employee directors for the 2008-2009 director year, which runs from May 2008 to May 2009, were as follows:

•	Each non-employee director was to receive an annual base retainer fee of $40,000.
•

Each non-employee director received an initial equity award of $40,000 in restricted units at the time of the Partnership's initial public offering, which vests ratably over a three-year period on each anniversary of the grant date.

•	Each non-employee director received his first annual equity award of $40,000 in restricted units at the time of the initial public offering, which vests one year following the date of the award.

In October 2008, the Board of Directors approved the following changes to the compensation program for non-employee directors:

•	The annual base retainer fee was changed to $45,000, plus an annual fee of $10,000 for service on one or more committees (effective, on a pro rated basis, November 1, 2008).
•	The annual equity award was changed to $50,000 in restricted units, which will vest one year following the date of the award, commencing with the May 2009 director year.
•	Audit Committee members receive an additional $7,500 annual fee (effective, on a pro rated basis, November 1, 2008).
•	The chairmen of the Audit and Conflicts Committees receive an additional $7,500 annual fee (effective, on a pro rated basis, November 1, 2008).

Additionally, each non-employee director is provided information technology support by the Partnership and is also reimbursed for travel expenses to attend meetings of the Board of Directors or its committees, travel and entertainment expenses for each director’s spouse who is invited to accompany directors to meetings of the Board of Directors and Partnership-related business trips, director education, seminars and trade publications. No additional fees are paid for attendance at Board of Directors or committee meetings. The executive officers who are also directors do not receive additional compensation for serving on the Board of Directors.

The vesting of ownership and the lapse of transfer restrictions on restricted units to non-employee directors is accelerated in the event of the death or disability of the director or a change in control of the Partnership.

Compensation Committee Report

Neither the Partnership nor the General Partner has a compensation committee. The Board of Directors has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of the SEC’s Regulation S-K set forth above with management and based on this review and discussion, has approved it for inclusion in this Form 10-K.

The Board of Directors of Pioneer Natural Resources GP LLC:

Richard P. Dealy

Alan L. Gosule

Royce W. Mitchell

Scott D. Sheffield

Arthur L. Smith

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board of Directors is not required to maintain, and does not maintain, a compensation committee. Scott D. Sheffield, the General Partner’s Chairman of the Board and Chief Executive Officer, serves as the Chairman of the Board and Chief Executive Officer of Pioneer, and Richard P. Dealy, a director of the General Partner and the General Partner’s Executive Vice President and Chief Financial Officer, serves as the Executive Vice President and Chief Financial Officer of Pioneer. All compensation decisions with respect to each of these persons are made by the Compensation Committee of the board of directors of Pioneer. With the exception of the foregoing, none of the executive officers of the General Partner serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

  The following table sets forth the beneficial ownership of the Partnership’s common units as of March 27, 2009 by (i) each person known by the Partnership to beneficially own five percent or more of the outstanding units; (ii) each member of the Board of Directors; (iii) each NEO; and (iv) all directors and executive officers of the General Partner as a group.

  Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

	Number of	Percentage
Name of Person or Identify of Group	Units	Of Class (a)

Pioneer Natural Resources USA, Inc. (b)	20,521,200	68.4
5205 N. O'Connor Blvd.
Suite 200
Irving, Texas 75039

Lucas Capital Management LLC (c)	1,529,350	5.1
The Galleria
2 Bridge Ave.
Red Bank NJ 07701

Scott D. Sheffield	12,000	(d)

Richard P. Dealy	20,000	(d)

Mark S. Berg	16,426	(d)

Timothy L. Dove	7,528	(d)

Jay P. Still	526	(d)

Alan L. Gosule (e)	5,710	(d)

Royce W. Mitchell (e)	4,210	(d)

Arthur L. Smith (e)	4,210	(d)

All directors and executive officers as a group (11 persons) (e)	83,084	(d)

___________

(a)	Based on 30,008,700 common units outstanding.
(b)	Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer, and therefore Pioneer also beneficially owns these common units.
(c)	Based on a Schedule 13G filed with the SEC on June 8, 2008.
(d)	Does not exceed one percent of class.
(e)	Includes restricted units awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

  The following table sets forth, as of March 27, 2009, the number of shares of common stock of Pioneer owned by (i) each member of the Board of Directors; (ii) Pioneer's Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers for 2008 (the "NEOs"); and (iii) all directors and executive officers of the General Partner as a group:

	Number of	Percentage
Name of Person or Identify of Group	Units	Of Class (a)

Scott D. Sheffield (c) (d) (e) (f) (g)	794,077	(b)

Richard P. Dealy (c) (d) (e) (g)	142,738	(b)

Mark S. Berg (d) (e) (g)	69,041	(b)

Timothy L. Dove (c) (d) (e) (g)	262,491	(b)

Jay P. Still (c) (d) (e) (g)	52,287	(b)

Alan L. Gosule (e)	—	(b)

Royce W. Mitchell (e)	—	(b)

Arthur L. Smith (e)	—	(b)

All directors and executive officers as a group (11 persons) (c) (d) (e) (f) (g)	1,592,424	(b)

___________

(a)	Based on 114,958,894 shares of common stock outstanding.
(b)	Does not exceed one percent of class.
(c)

Includes the following number of shares subject to exercisable stock options: Mr. Sheffield, 166,000; Mr. Dealy, 29,249; and Mr. Dove, 56,666; and all directors and executive officers as a group, 305,079.

(d)

Includes the following number of unvested restricted shares or restricted stock units: Mr. Sheffield, 194,395; Mr. Dealy, 66,047; Mr. Berg, 42,382; Mr. Dove, 107,371; Mr. Still, 36,990; and all directors and executive officers as a group, 551,193.

(e)

Includes the following number of shares held in each respective officer’s 401(k) account: Mr. Sheffield, 22,135; Mr. Dealy, 312; Mr. Berg, 6,491; Mr. Dove, 352; Mr. Still, 165; and all directors and executive officers as a group, 31,431.

(f)	Mr. Sheffield’s beneficial ownership includes 37,827 shares held in his investment retirement account.
(g)	Excludes the performance units that will vest if and to the extent predetermined performance targets are achieved.

Securities Authorized for Issuance under Equity Compensation Plans

  The following table summarizes information about the Partnership’s equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)

Pioneer Southwest Energy Partners L.P.:
2008 Long-Term Incentive Plan	—	$—	2,987,370

__________

(a)

There are no outstanding options, warrants or equity rights awarded under the Partnership’s equity compensation plans. The securities do not include restricted units awarded under the 2008 Long-Term Incentive Plan.

(b)	All equity compensation plans have been approved by security holders.

   See “Item 11. Executive Compensation” and Note F of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for discussion of the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

As of March 27, 2009, affiliates of the General Partner, including its directors and executive officers, owned 20,604,284 common units representing 68.7 percent of the common units outstanding. In addition, the General Partner owned 30,039 general partner units representing a 0.1 percent general partner interest in the Partnership.

Distributions and Payments to the General Partner and Its Affiliates

The following table summarizes the distributions and payments made and to be made by the Partnership to the General Partner and its affiliates in connection with the formation, ongoing operation and liquidation of the Partnership. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage
The consideration received by Pioneer and its subsidiaries in connection with the transactions that resulted in the Partnership’s formation and its ownership of the Partnership Properties	• 20,521,200 common units • 30,039 general partner units • approximately $163.1 million in cash
Operational Stage
Distributions of available cash to the General Partner and its affiliates

The Partnership makes cash distributions to its partners, including the General Partner and its affiliates, as the holders of common units and general partner units. Since the Partnership’s initial public offering in May 2008, Pioneer has received a total of $16.6 million in distributions from the Partnership in respect of its common units and general partner units.

Payments to the General Partner and its affiliates

The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner and its affiliates in connection with operating the Partnership’s business. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on its behalf. Pioneer is entitled to determine in good faith the expenses that are allocable to the Partnership. To implement part of this Partnership Agreement requirement, the Partnership and Pioneer have entered into the Administrative Services Agreement, which establishes a formula by which a portion of Pioneer’s overhead expenses is allocated to the Partnership. See “— Administrative Services Agreement” below. The Partnership is charged an operating overhead fee pursuant to operating agreements with Pioneer. See “ — Operating Agreements” below. Additionally, Pioneer is a minority owner of certain gas processing plants that process a portion of the Partnership’s wet gas and retain as compensation approximately 20 percent of the Partnership’s dry gas residue and NGL value. See “— Gas Processing Arrangements” below. The Partnership has agreed to pay Pioneer for the Partnership’s share of state and local income and other taxes. See “— Tax Sharing Arrangement” below.

Withdrawal or removal of the General Partner

If the General Partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	If the Partnership were to be liquidated, the partners, including the General Partner, would be entitled to receive liquidating distributions according to their particular capital account balances.

Transactions Related to the formation of the Partnership

The Partnership was formed in June 2007 by Pioneer to own and acquire oil and gas assets in the Partnership’s area of operations. In May 2008, the Partnership completed its initial public offering of 9,487,500 common units representing limited partner interests (the “Offering”). Prior to the Offering, Pioneer owned all of the general and limited partner interests in the Partnership. To effect the Offering, the following transactions occurred either prior to or in conjunction with the Offering:

•

Pioneer formed a subsidiary, Pioneer Southwest Energy Partners USA LLC (“Pioneer Southwest USA”), to hold certain of the Partnership’s oil and gas properties located in the Spraberry field in the Permian Basin of West Texas;

•	Pioneer contributed to the Partnership a portion of its interest in Pioneer Southwest USA for additional general and limited partner interests in the Partnership;
•

the Partnership used the proceeds from the Offering, including proceeds from the exercise by the underwriters of their over-allotment option, to purchase Pioneer’s remaining interest in Pioneer Southwest USA and incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest USA for a total of $163.1 million; and

•

Pioneer caused the General Partner to contribute $24 thousand to the Partnership to maintain the General Partner’s 0.1 percent general partner interest in conjunction with the exercise of the underwriters’ over-allotment option.

Pioneer Southwest USA thus became a wholly-owned subsidiary of the Partnership and owns all of the Partnership’s oil and gas properties.

Administrative Services Agreement

Upon the closing of the Offering on May 6, 2008, the General Partner, the Partnership and Pioneer Southwest USA entered into the Administrative Services Agreement with Pioneer. Pursuant to this agreement, Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Currently, expenses are reimbursed based on a methodology of determining the Partnership’s share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. Under this initial methodology, the per BOE cost for services during any period is determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership’s general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer’s Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The costs of all awards under the Partnership’s long-term incentive plan will be borne by the Partnership, and will not be included in the foregoing formula. The administrative fee will be determined by multiplying the per BOE costs by the Partnership’s total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership’s behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer at any time upon 90 days notice. The Partnership paid a total of $1.6 million to Pioneer under this agreement during 2008 (the period from the closing of the Offering through December 31, 2008).

Omnibus Agreement

Upon the closing of the Offering in May 2008, the General Partner, the Partnership and Pioneer Southwest USA entered into an Omnibus Agreement with Pioneer that governs the relationship among the parties with respect to the following:

Area of Operations. The agreement limits the Partnership’s area of operations to onshore Texas and the southeast region of New Mexico, comprising Chaves, Curry, De Baca, Eddy, Lincoln, Lea, Otero and Roosevelt counties. Pioneer has the right to expand the Partnership’s area of operations, but has no obligation to do so.

VPP. During April 2005, Pioneer entered into a volumetric production payment agreement (“VPP”) pursuant to which it sold 7.3 MMBOE of proved reserves in the Spraberry field. Virtually all the Partnership’s properties are subject to the VPP. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership’s properties subject to the VPP. If any production from the interests in the Partnership’s properties is required to meet the VPP obligation, Pioneer has agreed that it will make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred in connection with the delivery of such volumes) required to meet the VPP obligation. The Partnership expects that the VPP obligation can be fully satisfied by delivery of production from properties that are retained by Pioneer.

Operational Indemnity. Pioneer will indemnify the Partnership until May 6, 2011 against liabilities with respect to claims associated with the use, ownership and operation of the Partnership Properties prior to May 6, 2008, the closing of the Offering.

Environmental Indemnity. Pioneer will indemnify the Partnership until May 6, 2009 against certain potential environmental liabilities associated with the operation of the Partnership Properties prior to May 6, 2008.

Limitations on Indemnity. The obligation of Pioneer for operational and environmental indemnities described above will not exceed $10.0 million in the aggregate. In addition, Pioneer will not have any indemnification obligation until the Partnership’s losses exceed $500 thousand in the aggregate, and then only to the extent such aggregate losses exceed $500 thousand. Pioneer will have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after May 6, 2008.

Title Indemnity. With respect to title to the wellbore interests conveyed to the Partnership, Pioneer will indemnify the Partnership until May 6, 2011 for losses attributable to defects in title to the Partnership’s interest in the presently producing intervals in the wellbores, other than certain permitted encumbrances that the Partnership has agreed do not constitute title defects. Examples of such permitted encumbrances include regulatory and existing contractual obligations, certain restrictions on assignment that have been waived either in writing or by the passage of time, certain liens that do not materially interfere with the use of the Partnership Properties as they have been used in the past or are proposed to be used in the future, and the VPP obligation.

Tax Indemnity. Pioneer will also indemnify the Partnership until the expiration of the applicable statutes of limitations for taxes attributable to the operations of the Partnership Properties prior to May 6, 2008.

Omnibus Operating Agreement

Upon the closing of the Offering in May 2008, Pioneer Southwest USA entered into an Omnibus Operating Agreement with Pioneer. This agreement places restrictions and limitations on the Partnership’s ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership Properties where Pioneer is the operator. For example, the Partnership will not object to attempts by Pioneer to develop the leasehold acreage surrounding the Partnership’s wells; the Partnership is restricted in its ability to remove Pioneer as the operator of the Partnership’s wells; Pioneer proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership must allow Pioneer to use certain of the Partnership’s production facilities in connection with other wells operated by Pioneer, subject to capacity limitations.

Operating Agreements

Upon the closing of the Offering in May 2008, Pioneer Southwest USA entered into an operating agreements with Pioneer. Pursuant these agreements, the Partnership will pay Pioneer overhead charges associated with operating the Partnership’s oil and gas properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership will also pay Pioneer for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.

Gas Processing Arrangements

Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant and an approximate 30 percent interest in the Sale Ranch gas processing plant. These plants process wet gas from producing wells, and retain as compensation approximately 20 percent of the dry gas residue and NGL value. Substantially all of the Partnership’s total NGL and gas sales revenues in 2008 were from the sale of NGL and gas processed through the Midkiff/Benedum and Sale Ranch gas processing plants.

Tax Sharing Agreement

Upon the closing of the Offering in May 2008, the Partnership and Pioneer entered into a Tax Sharing Agreement, pursuant to which the Partnership agreed to pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. During 2008, the Partnership recorded a payable to Pioneer of approximately $492 thousand under this agreement.

Registration Rights

Under the Partnership Agreement, the Partnership has agreed to register for resale under applicable federal and state securities laws any common units or other partnership securities proposed to be sold by the General Partner or any of its affiliates or their assignees if an exemption from the registration requirements is not otherwise available. The General Partner will continue to have these registration rights for two years following its withdrawal or removal as general partner. In connection with any registration of this kind, the Partnership will indemnify each unitholder participating in the registration and its officers, directors, and controlling persons from and against any liabilities under the any applicable federal and state securities laws arising from the registration statement or prospectus. The Partnership will bear all costs and expenses incidental to any registration, excluding any underwriting discounts and commissions.

Policies and Procedures for Review, Approval and Ratification of Related Person Transactions

The Partnership’s Governance Guidelines provide that independent directors are to periodically review all transactions that would require disclosure under Item 404(a) of SEC Regulation S-K, and make a recommendation to the Board of Directors regarding the initial authorization or ratification of any such transaction. All of the transactions disclosed in this Item 13 entered into since January 1, 2008, were pursuant to agreements in place at the time of the Offering and accordingly were not required to be reviewed, ratified or approved pursuant to the Governance Guidelines.

The Partnership Agreement provides that the General Partner is responsible to identify conflicts of interest, and may choose to resolve a conflict of interest by any one of the methods described in the Partnership Agreement. The General Partner intends to submit to the Conflicts Committee for review, approval or ratification any material transactions in which any related person (principally directors, officers, significant unitholders and their immediate family members) has a material interest and that involves at least $120,000. However, the General Partner is not required under the Partnership Agreement to do so.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of the General Partner and the independence requirements applicable to the Board of Directors and its committees

.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of the General Partner selected Ernst & Young LLP as the independent registered public accounting firm to audit the Partnership’s consolidated financial statements for the year ended December 31, 2008.

Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by the Partnership for audit services provided by Ernst & Young LLP for the year ended December 31, 2008:

Audit fees (a)	$881,000
Audit-related fees (b)	—
Tax fees (b)	—
All other fees (b)	—
$881,000

__________

(a)

Audit fees represent fees for professional services provided in connection with the (i) the audit of the Partnership’s annual consolidated financial statements included in this Annual Report on Form 10-K, (ii) reviews of the Partnership’s quarterly financial statements included in its Quarterly Reports on Form 10-Q, and (iii) services in connection with the Partnership’s other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards.

(b)	There were no audit-related fees, tax fees or other fees paid to Ernst & Young LLP for services in 2008.

Audit Committee’s Pre-Approval Policy and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval. The Audit Committee requires the independent registered public accounting firm and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. The chairman of the Audit Committee must report on such approval at the next scheduled Audit Committee meeting.

All 2008 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements

Financial Statements

No financial statements or schedules are filed with this Report on Form 10-K/A.

(b)	Exhibits

The exhibits to this Report required to be filed pursuant to Item 15(b) are listed below and in the “Exhibit Index” attached hereto.

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as part of this Report on Form 10-K/A or they are inapplicable.

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

2.6	*	—

First Amendment to Omnibus Agreement entered into as of December 31, 2008, to be effective as of May 6, 2008 among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032).

3.1		—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
3.2		—

Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

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

Indemnification Agreement between the Partnership and Alan L. Gosule, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of Pioneer Natural Resources GP LLC identified on the schedule (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

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

10.12		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.13		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.15		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
21.1	(a)	—	Subsidiaries of the registrant.
23.1		—	Consent of Ernst & Young LLP. (incorporated by reference to Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)
23.2		—	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1		—

Pioneer Natural Resources GP LLC Consolidated Balance Sheet (incorporated by reference to Exhibit 23.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)

_____________

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

	By:	Pioneer Natural Resources GP LLC, its
general partner

	By:	/s/ Frank W. Hall
Frank W. Hall,
Vice President and Chief
Accounting Officer

Dated: March 31, 2009

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

2.6	*		—

First Amendment to Omnibus Agreement entered into as of December 31, 2008, to be effective as of May 6, 2008 among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.6 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032).

3.1			—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
3.2			—

Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

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

Indemnification Agreement between the Partnership and Alan L. Gosule, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of Pioneer Natural Resources GP LLC identified on the schedule (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

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

10.12		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.13		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).

10.15		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
21.1	(a)	—	Subsidiaries of the registrant.
23.1		—	Consent of Ernst & Young LLP. (incorporated by reference to Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)
23.2		—	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1		—

Pioneer Natural Resources GP LLC Consolidated Balance Sheet (incorporated by reference to Exhibit 23.2 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032)

_____________

(a) Filed herewith.

(b) Furnished herewith.

H   Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).

*Pursuant to the rules of the Commission, the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.