Form 10-Q
period 2009-09-30
Pioneer Southwest Energy Partners L.P.
filed 2009-11-09
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of common units outstanding as of November 5, 2009                                                       30,008,700

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

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008 (a)

	ASSETS
Current assets:
Cash and cash equivalents	$6,032	$29,936
Accounts receivable	12,342	12,606
Inventories	1,018	1,941
Prepaid expenses	381	105
Derivatives	27,167	51,261
Total current assets	46,940	95,849

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	305,688	305,075
Accumulated depletion, depreciation and amortization	(110,436)	(100,370)
Total property, plant and equipment	195,252	204,705

Deferred income taxes	1,806	-
Other assets:
Derivatives	34,603	65,804
Other, net	652	806
	$279,253	$367,164

	LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$6,995	$5,824
Due to affiliates	2,042	5,968
Interest payable	110	-
Income taxes payable to affiliate	371	492
Deferred income taxes	307	521
Derivatives	951	-
Asset retirement obligations	715	99
Total current liabilities	11,491	12,904

Long-term debt	135,000	-
Derivatives	4,828	-
Deferred income taxes	-	101
Asset retirement obligations	5,337	6,328
Partners' equity:
Owner's net equity	-	62,729
General partner's interest - 30,039 general partner units issued and outstanding	173	179
Limited partners' interest - 30,008,700 common units issued and outstanding	22,327	143,280
Accumulated other comprehensive income - deferred hedge gains, net of tax	100,097	141,643
Total partners' equity	122,597	347,831
Commitments and contingencies
	$279,253	$367,164

(a)	Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (a)	2009	2008 (a)
Revenues:
Oil and gas	$43,574	52,751	$120,177	$152,226
Interest and other	35	24	209	33
	43,609	52,775	120,386	152,259

Costs and expenses:
Oil and gas production	8,754	10,619	25,262	29,130
Production and ad valorem taxes	2,596	3,881	7,327	11,330
Depletion, depreciation and amortization	2,885	2,882	10,066	8,108
General and administrative	1,145	1,431	3,786	4,822
Accretion of discount on asset retirement obligations	121	36	363	108
Interest	348	193	728	429
Derivative loss, net	2,461	-	34,921	-
Other, net	252	291	252	291
	18,562	19,333	82,705	54,218

Income before taxes	25,047	33,442	37,681	98,041
Income tax provision	(111)	(401)	(229)	(1,078)
Net income	$24,936	33,041	$37,452	$96,963

Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$(3,860)	$8,654	$(1,598)	$56,690
Net income applicable to the Partnership	28,796	24,387	39,050	40,273
	$24,936	$33,041	$37,452	$96,963

Allocation of net income applicable to the Partnership
Applicable to the general partner's interest	$29	$24	$39	$40
Applicable to the limited partners' interest	28,767	24,363	39,011	40,233
	$28,796	$24,387	$39,050	$40,273

Net income per common unit - basic and diluted	$0.96	$0.81	$1.30	$1.34

Weighted average common units outstanding - basic and diluted	30,009	30,009	30,009	30,009

Distributions declared per common unit	$0.50	$0.31	$1.50	$0.31

(a) Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

(in thousands)

(Unaudited)

						Accumulated
	General	Limited		General	Limited	Other	Total
	Partner Units	Partner Units	Owner's Net	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Equity	Income	Equity
Balance as of December 31, 2008 (a)	30	30,009	$62,729	$179	$143,280	$141,643	$347,831

Net income applicable to the Partnership Predecessor	-	-	(1,598)	-	-	-	(1,598)
Net distributions to owner	-	-	(7,856)	-	-	-	(7,856)
Deferred income taxes on acquisition	-	-	1,399	-	-	-	1,399
Allocation of owner's net equity	-	-	(54,674)	-	54,674	-	-
Acquisition of carrying value	-	-	-	-	(54,674)	-	(54,674)
Acquisition in excess of carrying value	-	-	-	-	(114,950)	-	(114,950)
Cash distributions to partners	-	-	-	(45)	(45,014)	-	(45,059)
Net income applicable to the Partnership	-	-	-	39	39,011	-	39,050
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	11,509	11,509
Net hedge gains included in net income	-	-	-	-	-	(53,055)	(53,055)

Balance as of September 30, 2009	30	30,009	$-	$173	$22,327	$100,097	$122,597

(a)	Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008 (a)

Cash flows from operating activities:
Net income	$37,452	$96,963
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, depreciation and amortization	10,066	8,108
Deferred income taxes	(198)	125
Accretion of discount on asset retirement obligations	363	108
Amortization of debt issuance costs	153	97
Commodity derivative related activity	19,002	(7,083)
Change in operating assets and liabilities, net of effects from acquisition and disposition:
Accounts receivable	264	1,076
Inventories	923	(238)
Prepaid expenses	(276)	(184)
Accounts payable	(2,426)	12,410
Interest payable	110	-
Income taxes payable to affiliate	(121)	(252)
Asset retirement obligations	(738)	(171)
Net cash provided by operating activities	64,574	110,959
Cash flows from investing activities:
Payments for acquisition of carrying value	(54,674)	(140,836)
Additions to oil and gas properties	(939)	(14,128)
Net cash used in investing activities	(55,613)	(154,964)
Cash flows from financing activities:
Borrowings under credit facility	138,000	-
Principal payments on credit facility	(3,000)	-
Proceeds from issuance of common units, net	-	163,045
Partner contributions	-	24
Payments for acquisition in excess of carrying value	(114,950)	(22,233)
Payment of financing fees	-	(960)
Distributions to unitholders	(45,059)	(9,312)
Net distributions to owner	(7,856)	(57,795)
Net cash provided by (used in) financing activities	(32,865)	72,769
Net increase (decrease) in cash and cash equivalents	(23,904)	28,764
Cash and cash equivalents, beginning of period	29,936	1
Cash and cash equivalents, end of period	$6,032	$28,765

(a)	Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (a)	2009	2008 (a)

Net income	$24,936	$33,041	$37,452	$96,963
Other comprehensive income:
Hedge activity, net of tax:
Hedge fair value changes, net	-	100,311	11,509	38,206
Net hedge (gains) losses included in net income	(17,679)	(130)	(53,055)	1,824
Other comprehensive income (loss)	(17,679)	100,181	(41,546)	40,030
Comprehensive income (loss)	$7,257	$133,222	$(4,094)	$136,993

(a)	Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE A.	Partnership and Nature of Operations

Pioneer Southwest Energy Partners L.P., a Delaware limited partnership (the "Partnership"), was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own and acquire oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico. Prior to the completion on May 6, 2008 of the Partnership's initial public offering of 9,487,500 common units representing limited partner interests (the "Offering"), Pioneer owned all of the general and limited partner interests in the Partnership. Pioneer formed Pioneer Southwest Energy Partners USA LLC, a Texas limited liability company ("Pioneer Southwest LLC"), to hold certain of the Partnership's oil and gas properties located in the Spraberry field in the Permian Basin of West Texas ("Spraberry field"). To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest LLC for additional general and limited partner interests in the Partnership, (ii) sold to the Partnership its remaining interest in Pioneer Southwest LLC for $141.1 million, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest LLC to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option (the transactions referred described in (i), (ii) and (ii) above are referred to in the aggregate as the "2008 IPO Acquisitions" and the transaction referred to in (iii) above is referred to individually as the "Over-allotment Acquisition"), and (iv) caused Pioneer Natural Resources GP LLC (the "General Partner") to contribute $24 thousand to the Partnership to maintain the General Partner's 0.1 percent general partner interest in conjunction with the exercise of the underwriters' over-allotment option. As a result of the transactions described in (i) and (ii) above, Pioneer Southwest LLC became a wholly-owned subsidiary of the Partnership.

Acquisition. On August 31, 2009, Pioneer Southwest LLC completed the acquisition of additional oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities pursuant to a Purchase and Sale Agreement with Pioneer having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred herein as the "2009 Acquisition"). Associated therewith, Pioneer Southwest LLC paid Pioneer $169.6 million of cash, including estimated customary closing adjustments. The Partnership funded the 2009 Acquisition with $31.6 million of cash on hand and $138.0 million of borrowings under the Partnership's $300 million revolving credit facility (the "Credit Facility").

The net carrying value of the assets acquired and liabilities assumed in the 2009 Acquisition was $54.7 million, including the fair value of novated commodity derivative obligations and incremental deferred income tax assets attributable to the transaction, and is presented as an allocation of owner’s equity to the limited partner's interest of Pioneer in the accompanying consolidated statement of partners' equity.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

         The following table provides Pioneer's carrying values in the assets acquired and (liabilities assumed) in the 2009 Acquisition (in thousands):

Accounts receivable	$2,122
Inventories	73
Proved oil and gas properties	80,186
Accumulated depletion, depreciation and amortization	(20,145)
Accounts payable - trade	(1,395)
Accounts payable - affiliate	(1,328)
Asset retirement obligations	(741)
Deferred income taxes	(272)
Deferred income taxes related to acquisition	1,399
Derivative obligations, net	(5,225)
Owner's net equity allocated	54,674

Cash paid for net assets	169,624
Value in excess of carrying value	$114,950

On August 31, 2009, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer's rights and responsibilities under the derivative obligations, net, which are included in the above table, to the Partnership. The novation of the net derivative obligations was recorded as derivative losses attributable to the Partnership Predecessor in the Partnership's accompanying consolidated statements of operations for the three and nine months ended September 30, 2009. See Notes C and H for additional information about the Partnership’s derivative instruments.

Pursuant to the Purchase and Sale Agreement entered into to effect the 2009 Acquisition, Pioneer Southwest LLC and Pioneer Natural Resources USA, Inc. ("Pioneer USA") entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") and an operating agreement (the "2009 Operating Agreement") relating to Pioneer USA’s operations on behalf of Pioneer Southwest LLC. Additionally, Pioneer Southwest LLC and Pioneer USA amended their existing Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") and operating agreement (the "IPO Operating Agreement") that were entered into at the time of the 2008 IPO Acquisition to provide that certain Partnership properties formerly governed by those agreements (those that are no longer limited to wellbore interests) will now be governed by the 2009 Omnibus Operating Agreement and the 2009 Operating Agreement, and to provide that certain of the oil and gas properties acquired in the 2009 Acquisition (those that are limited to wellbore interests) will be governed by the IPO Omnibus Operating Agreement and the IPO Operating Agreement. Similar to the IPO Omnibus Operating Agreement, the 2009 Omnibus Operating Agreement places restrictions and limitations on Pioneer Southwest LLC’s ability to exercise certain rights that would otherwise be available to it under the 2009 Operating Agreement. For example, Pioneer Southwest LLC will be restricted in its ability to remove Pioneer USA as the operator of Pioneer Southwest LLC’s properties; Pioneer USA’s proposed operations will take precedence over any conflicting operations that Pioneer Southwest LLC proposes and Pioneer Southwest LLC will allow Pioneer USA to use certain of Pioneer Southwest LLC’s production facilities in connection with other properties operated by Pioneer USA, subject to capacity limitations. Pursuant to the 2009 Operating Agreement, Pioneer Southwest LLC will pay Pioneer USA an industry standard fee (commonly referred to as a Council of Petroleum Accountants Societies, or "COPAS fee") with respect to lease operating expenses. Pioneer Southwest LLC will also pay Pioneer USA for its direct and indirect expenses that are chargeable to the assets covered by the 2009 Operating Agreement.

NOTE B.	Summary of Significant Accounting Policies

Presentation. The 2008 IPO Acquisitions and the 2009 Acquisition represented transactions between entities under common control, similar to a pooling of interests, whereby the assets acquired and the liabilities assumed are

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

combined with those of the Partnership at Pioneer’s historical amounts for all periods presented. Consequently, for all periods prior to the acquisition by the Partnership, the historical financial position, results of operations, cash flows and changes in owner’s equity of the assets acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor".

The following table provides the composition of the historic accounting attributes of the Partnership, as combined with the Partnership Predecessor:

Pioneer Southwest Energy Partners L.P.
Composition of Presented Historic Accounting Attributes

		May 6, 2008 through	Subsequent to
	Prior to May 6, 2008	August 31, 2009	August 31, 2009
2008 IPO Acquisitions	Partnership Predecessor	Partnership	Partnership
2009 Acquisition	Partnership Predecessor	Partnership Predecessor	Partnership

The Over-allotment Acquisition and the 2009 Acquisition effected changes in the Partnership as a reporting entity as defined by generally accepted accounting principles in the United States ("GAAP"). The changes in reporting entity have been retrospectively applied to prior periods presented. Consequently, the Partnership’s accompanying consolidated financial statements have been recast to include the historical accounting attributes of the 2009 Acquisition. As a result of recasting the financial statements, the Partnership’s reported net income increased to $33.0 million and $97.0 for the three and nine months ended September 30, 2008, respectively, as compared to $24.5 million and $74.3 million, respectively, previously reported for the same periods.

The Partnership's consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 "General instructions as to financial statements" and Staff Accounting Bulletin ("SAB") Topic 1-B "Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity." Certain expenses of the Partnership Predecessor that were incurred by Pioneer and combined in the accompanying consolidated financial statements are only indirectly attributable to Pioneer's ownership of the acquired properties because Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership so that the accompanying consolidated financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in "Allocation of costs."

In the opinion of management, the consolidated financial statements of the Partnership as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008 and with the supplemental consolidated financial statements and notes thereto included in the Partnership's Current Report on Form 8-K filed with the SEC on October 19, 2009.

Principles of consolidation. The consolidated financial statements of the Partnership include the accounts of the Partnership and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Cash and cash equivalents. Cash and cash equivalents include cash on hand and depository and money market investment accounts held by banks.

Pioneer provided cash as needed to support the operations of the Partnership Predecessor and collected cash from sales of production by the Partnership Predecessor. Consequently, the Partnership maintained only $1 thousand of cash balances prior to the Offering. Cash received or paid by the Partnership Predecessor is reflected as net distributions to owner in the accompanying consolidated statements of cash flows.

Inventories. The Partnership's inventories consist of oil held in storage tanks and NGLs held in storage by the purchaser of the NGLs. The Partnership's oil and NGL inventories are carried at the lower of average cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of December 31, 2008, the Partnership's inventories were presented net of $159 thousand of valuation reserve allowances. As of September 30, 2009, there were no valuation reserve allowances recorded by the Partnership. See "Revenue recognition" for information regarding the Partnership's accounting policy for revenue recognition.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 (now located in Accounting Standards Codification ("ASC") 360), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, an impairment charge is recognized to the extent that the asset's carrying value exceeds its fair value. Expected future net cash flows are based on oil and gas reserve and production information and pricing assumptions that management believes are reasonable. Any impairment charge incurred is expensed and reduces the Partnership's recorded basis in the asset.

Asset retirement obligations. The Partnership accounts for asset retirement obligations in accordance with SFAS No. 143 (now located in ASC 410), "Accounting for Asset Retirement Obligations" ("ASC 410"). ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. Under the provisions of ASC 410, asset retirement obligations are generally capitalized as part of the carrying value of the long-lived assets.

Asset retirement obligation expenditures are classified as cash used in operating activities in the accompanying consolidated statements of cash flows.

Derivatives and hedging. The Partnership follows the provisions of SFAS No. 133 (now located in ASC 815), "Accounting for Derivative Instruments and Hedging Activities" ("ASC 815"). ASC 815 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through earnings. Under the provisions of ASC 815, the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Partnership may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset, a liability, a firm commitment or an identified portion thereof that is attributable to a particular risk (a "fair value hedge") or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a "cash flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability, firm commitment or forecasted cash transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. The Partnership's policy is to assess hedge effectiveness at the end of each calendar quarter during which it is a party to derivatives that are designated as hedges.

Under the provisions of ASC 815, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities or firm commitments through earnings. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income - deferred hedge gains, net of tax ("AOCI - Hedging") in the partners' equity section of the Partnership's consolidated balance sheets until such time as the hedged items are recognized in earnings. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39 (now located in ASC sections 210-20 and 815-10), "Offsetting of Amounts Related to Certain Contracts," the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities by commodity, whichever the case may be.

Pioneer does not designate derivative hedges to forecasted sales at the well level. Consequently, the Partnership's consolidated financial statements do not include recognition of hedge gains or losses associated with the Partnership's oil and gas properties for periods during which they were owned by the Partnership Predecessor.

Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date it has accounted for derivative instruments using the mark-to-market accounting method. Therefore, for the period from February 1, 2009 through September 30, 2009, the Partnership has recognized, and in the future will recognize, all changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occur.

See Notes C and H for a description of the specific types of derivative transactions in which the Partnership participates.

Allocation of owner's net equity and partners' equity. In accordance with GAAP, both the 2008 IPO Acquisitions and the 2009 Acquisition from Pioneer were recorded on the Partnership's balance sheet at Pioneer's historic carrying values.

The Partnership acquired certain properties from Pioneer for $169.6 million in connection with the 2009 Acquisition and acquired certain properties from Pioneer for $163.1 million in connection with the 2008 IPO Acquisitions, which amounts exceeded the carrying values of the net assets by $114.9 million and $22.2 million, respectively. The $54.7 million portion of the Partnership's payment to Pioneer that is attributable to the carrying value of the net assets acquired in the 2009 Acquisition and the $140.8 million portion of the Partnership’s payment to Pioneer that is attributable to the carrying value of the net assets acquired in the 2008 IPO Acquisitions are reflected as investing activities in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, respectively. The Partnership's payments to Pioneer of $114.9 million and $22.2 million in excess of the carrying values of the net assets are reflected in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, respectively, as financing activities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Employee benefit plans. The Partnership does not have its own employees. However, a portion of the general and administrative expenses and lease operating expenses allocated to the Partnership Predecessor was noncash stock-based compensation recorded on the books of Pioneer. Subsequent to the Offering, the Partnership began paying its allocated share of general and administrative expenses pursuant to an Administrative Services Agreement and pays a COPAS fee with respect to lease expenses. See Note I for additional information about the Partnership's allocated general and administrative expenses and lease expenses.

Segment reporting. The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's assets are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.

Income taxes. While owned by Pioneer, the operations of the Partnership Predecessor were included in Pioneer’s federal income tax return. The Partnership's operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Texas margin tax was signed into law on May 18, 2006 for tax years beginning on January 1, 2007, which caused the Texas franchise tax to be applicable to numerous types of entities that previously were not subject to the tax, including the Partnership. Accordingly, the Partnership reflects its deferred tax position associated with the future tax effect of the Texas margin tax in the accompanying consolidated balance sheets. See Note D for additional information regarding the Partnership’s current and deferred tax provisions and obligations.

Revenue recognition. The Partnership does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds, if any, in excess of the Partnership's entitlement are included in other liabilities and the Partnership's share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of September 30, 2009 or December 31, 2008.

Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At September 30, 2009 and December 31, 2008, the Partnership had no material environmental liabilities.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Allocation of costs. The accompanying consolidated financial statements have been prepared in accordance with SAB Topic 1-B for accounting attributes of the Partnership Predecessor. Under these rules, all direct costs have been included in the accompanying consolidated financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable costs have also been included in the accompanying consolidated financial statements. Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership's share of Pioneer's total production as measured on a per-barrel-of-oil-equivalent basis. In management's estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business incurred by Pioneer on behalf of the Partnership Predecessor.

Net income per common unit. The Partnership calculates net income per common unit in accordance with SFAS No. 128 (now located in ASC 260), "Earnings Per Share" ("ASC 260"). For the three and nine months ended September 30, 2009, net income per common unit is calculated by dividing the limited partners' interest in net income by the weighted average number of common units outstanding (representing 30,008,700 common units, comprising 20,521,200 common units held by Pioneer and the 9,487,500 common units issued in the Offering).

Allocation of net income. The Partnership's net income is allocated to partners' equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement").

For purposes of calculating net income per common unit, the Partnership allocates net income to its limited partners and its general partner each quarter under the provisions of Emerging Issues Task Force Issue No. 03-6 (now located in ASC 260-10), "Participating Securities and the Two-Class Method Under FASB Statement No. 128". Under the two-class method, the Partnership’s net income is allocated among the general partner’s interest in net income and the limited partners’ interest in net income. Net income per common unit is based upon the limited partners’ interest in net income and weighted average common units outstanding during the periods of calculation.

New accounting pronouncements. On June 30, 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 ("ASC 855") creates a new source of authoritative U.S. accounting and reporting standards for nongovernmental entities, known as the FASB Accounting Standards Codification. This statement is effective for interim and annual periods ending after September 15, 2009. On September 30, 2009, the Partnership adopted the provisions of SFAS 168. Hereafter, all new accounting pronouncements will be referred to by their section in the ASC.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("ASC 820-10"), which delayed the effective date of ASC 820 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, except for items that were recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Partnership adopted the provisions of ASC 820 as they pertain to financial assets and liabilities. See Note C for additional information regarding the Partnership's adoption of ASC 820. On January 1, 2009, the Partnership adopted the provisions of ASC 820 that were delayed by ASC 820-10.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("ASC 805"). ASC 805 replaced SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. ASC 805 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of the date that the acquirer achieves control over the business acquired. This includes the measurement of the acquirer's units or shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of pre-acquisition contractual and certain non-contractual

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

gain and loss contingencies, the recognition of capitalized research and development costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. The provisions of ASC 805 also require that restructuring costs resulting from the business combination that the acquirer expects but is not required to incur and costs incurred to effect the acquisition be recognized separate from the business combination. The Partnership became subject to the provisions of ASC 805 on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("ASC 815-10"). ASC 815-10 changed the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The Partnership adopted the provisions of ASC 815-10 on January 1, 2009. See Note H for derivative disclosures provided in accordance with ASC 815 and ASC 815-10.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260-10"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per unit under the two-class method prescribed under ASC 260. The Partnership adopted the provisions of ASC 260-10 on January 1, 2009. All share-based payments of the Partnership’s common units represent grants of outstanding common units by the General Partner. Consequently, the Partnership had no participating share-based payments under the provisions of ASC 260-10 during the three and nine months ended September 30, 2009 and 2008.

In December 2008, the SEC released Final Rule, "Modernization of Oil and Gas Reporting" (the "Reserve Ruling"). The Reserve Ruling revises oil and gas reporting disclosures. The Reserve Ruling also permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The Reserve Ruling will also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor, (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Reserve Ruling becomes effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. During February 2009, the FASB announced a project to amend SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("ASC 932") to conform to the Reserve Ruling. The Partnership is currently assessing the impact that adoption of the provisions of the Reserve Ruling will have on its financial position, results of operations and disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("ASC 825-10"), which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." ASC 825-10 requires fair value disclosures by publicly traded companies of financial instruments for interim reporting purposes. The Partnership adopted ASC 825-10 in the second quarter of 2009. See Note C for disclosures about the fair values of the Partnership's financial instruments.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65"), which provides additional guidelines for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have decreased and guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 was adopted by the Partnership during the second quarter of 2009 and did not have a material impact on the Partnership's fair value measurements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("ASC 855"). ASC 855 provides additional guidelines for disclosing subsequent events in an issuer's financial statements and further requires an issuer to disclose a finite time period for which the company has evaluated subsequent events. ASC 855 was adopted by the Partnership during the second quarter of 2009 and did not have a significant impact on the Partnership's recognition or disclosure of subsequent events.

NOTE C.	Disclosures About Fair Value Measurements

The valuation framework of ASC 820 is based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 – quoted prices for identical assets or liabilities in active markets.
•

Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Partnership's financial assets and liabilities that are measured at fair value as of September 30, 2009, for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands)
Assets:
Commodity derivatives	$-	$56,511	$5,259	$61,770
Liabilities:
Commodity derivatives	$-	$3,513	$2,266	$5,779

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The Partnership's commodity derivative assets that are classified as Level 3 in the fair value hierarchy at September 30, 2009 represent NGL derivative contracts. The following table presents the changes in the fair values of the Partnership's commodity derivative assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Beginning balance	$7,227	$13,828
Settlements	(1,316)	(4,816)
Fair value changes:
Included in earnings - realized (a)	(433)	(842)
Included in earnings - unrealized	(2,485)	(4,502)
Included in other comprehensive income	-	(675)
Ending balance	$2,993	$2,993

___________

(a) For periods prior to February 1, 2009, the hedge-effective portion of realized gains and losses on commodity hedge derivatives are included in oil, NGL and gas revenues in the accompanying consolidated statements of operations. For periods beginning February 1, 2009, changes in fair value are included in derivative (gain) loss, net in the accompanying consolidated statements of operations. See Note B for a description of the Partnership’s derivative accounting methods.

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$61,770	$61,770	$117,065	$117,065

Liabilities:
Commodity derivatives	$5,779	$5,779	$-	$-
Credit facility	$135,000	$132,562	$-	$-

Commodity derivative instruments. The Partnership's commodity derivative assets and liabilities represent oil, NGL and gas swap and collar contracts. All of the Partnership's oil and gas derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority. The Partnership's NGL derivative asset and liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives. The Partnership's oil derivatives are swap and collar contracts for notional barrels of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) NYMEX West Texas Intermediate ("WTI") oil prices. Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate. The counterparties' credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties' debt plus the United States Treasury Bill yield curve as of September 30, 2009. The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership's estimated borrowing rate if it were to finance future settlements. The asset and liability transfer values attributable to the Partnership's oil derivative instruments as of September 30, 2009 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The implied rates of

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

volatility inherent in the Partnership's collar contracts were determined based on market-quoted volatility factors adjusted for estimated volatility skews and corroborated with average volatility factors provided by the Partnership's counterparties.

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

Credit Facility. The fair value of the Partnership’s credit facility is based on (i) contractual interest and fees, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

The carrying value of the Partnership's cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to the short maturity of these instruments.

NOTE D.	Income Taxes

The Partnership's income tax provisions, which amounts were entirely attributable to the Texas margin tax (which currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Current:
U.S. state	$(172)	$(332)	$(427)	$(953)
Deferred:
U.S. state	61	(69)	198	(125)
Income tax provision	$(111)	$(401)	$(229)	$(1,078)

The Partnership's deferred tax attributes represented noncurrent assets of $1.8 million and current liabilities of $307 thousand as of September 30, 2009 and current and noncurrent liabilities of $521 thousand and $101 thousand, respectively, as of December 31, 2008.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The Partnership applies the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2009, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

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

The following table summarizes the Partnership's asset retirement obligation transactions during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Beginning asset retirement obligations (a)	$6,280	$1,943	$6,427	$1,957
Liabilities settled	(349)	(79)	(738)	(171)
New wells placed on production and changes in estimate	-	1	-	7
Accretion of discount	121	36	363	108
Ending asset retirement obligations	$6,052	$1,901	$6,052	$1,901

___________

(a) The change in the asset retirement obligations balance from the prior period is primarily due to lower year-end prices for oil, NGLs and gas being used to calculate proved reserves at December 31, 2008, which had the effect of shortening the economic life of many wells, thus increasing the present value of future retirement obligations.

NOTE F.	Long-term Debt

In May 2008, the Partnership entered into the Credit Facility, which matures in May 2013. Borrowings under the Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate") (currently 0.875 percent) that is determined by a reference grid based on the Partnership's consolidated leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent or (ii) the Bank of America prime rate (the "Base Rate") plus a margin (currently zero percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate. On August 31, 2009, the Partnership borrowed $138.0 million under the Credit Facility to partially fund the 2009 Acquisition. As of September 30, 2009, the Partnership had $135.0 million of outstanding borrowings under the Credit Facility.

The Credit Facility contains certain financial covenants, including (i) the maintenance of a rolling four-quarter consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; and noncash equity-based compensation, "EBITDAX") of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. Because of the net present value covenant, remaining available borrowing capacity under the Credit Facility was limited to approximately $140 million as of September 30, 2009. The Partnership was in compliance with all of its debt covenants as of September 30, 2009.

NOTE G.	Commitments and Contingencies

The Partnership's title to a substantial portion of its oil and gas properties is burdened by a volumetric production payment ("VPP") commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 MMBOE of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of oil through December 2010. Pioneer's VPP agreement represents limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear any future production costs and capital expenditures associated with reserves; (iii) are nonrecourse to Pioneer (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title of the assets to the purchaser; and (v) allow Pioneer or the Partnership, as the case may be, to retain the assets after the VPP's volumetric quantities have been delivered.

     Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership's oil and gas properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. If Pioneer were to default in its obligation with respect to the Partnership's volumes to be delivered pursuant to the VPP obligation, the decrease in the Partnership's production would result in a decrease in the Partnership's cash available for distribution.

Oil production from Pioneer's retained interest in the properties subject to the VPP obligation during the three and nine months ended September 30, 2009 and 2008 was not adequate to meet the VPP obligation and a portion of the Partnership Predecessor's production was utilized to fund the VPP obligation. Accordingly, the accompanying consolidated financial statements do not include oil revenues of $780 thousand and $1.1 million for the three and nine months ended September 30, 2009, respectively, and $316 thousand and $402 thousand for the three and nine months ended September 30, 2008, respectively, that would have been recognized absent the VPP obligation. The production associated with the excluded oil revenue was 11,915 Bbls and 17,137 Bbls for the three and nine months ended September 30, 2009, respectively, and 2,678 Bbls and 3,324 Bbls for the three and nine months ended September 30, 2008, respectively.

NOTE H.	Derivative Financial Instruments

The Partnership uses financial derivative contracts to manage exposures to commodity price fluctuations. The Partnership generally does not enter into derivative financial instruments for speculative or trading purposes. The Partnership's production may also be sold under physical delivery contracts that effectively provide commodity price protection. Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, physical delivery contracts are not accounted for as derivative financial instruments in the financial statements.

Associated with the 2008 IPO Acquisitions, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties on May 6, 2008, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. On May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of $37.2 million and the Partnership designated the derivatives as cash flow hedges of commodity price risk. Changes in the fair values of the derivative

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

instruments from May 6, 2008 through January 31, 2009 (the date upon which the derivative instruments were de-designated as hedges), to the extent that they were effective as hedges of the designated commodity price risk, were deferred and are being recognized in the Partnership's earnings in the same periods as the forecasted sales that they hedged. Changes in the fair values of the derivative instruments from February 1, 2009 through September 30, 2009 have been accounted for under the mark-to-market method and included in the earnings of the periods of change. During the three and nine months ended September 30, 2009, the Partnership's net hedge gains attributable to these derivative instruments included noncash oil and gas revenue of $4.0 million and $11.8 million, respectively.

The following table provides the noncash portions of oil and gas hedge revenue to be recognized in future periods associated with the novated derivatives:

	2009
	Fourth
	Quarter	2010
	(in thousands)

Oil	$3,185	$8,528
NGL	344	948
Gas	440	684
Total	$3,969	$10,160

Associated with the 2009 Acquisition, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties on August 31, 2009, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. On August 31, 2009, the aggregate fair value of these derivative instruments, which Pioneer entered into during July and August of 2009,  represented a liability of $5.2 million. These derivative instruments are being accounted for in accordance with the Partnership’s mark-to-market accounting policy. Prior to being novated to the Partnership, the changes in the fair values of these derivative instruments represented a portion of the Partnership Predecessor's results of operations. Consequently, the Partnership recognized $5.2 million of derivative losses attributable to the Partnership Predecessor during the three and nine months ended September 30, 2009 in the accompanying consolidated statements of operations.

All derivatives are recorded in the Partnership’s consolidated balance sheets at their estimated fair values. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of effective cash flow hedges were recorded as a component of AOCI – Hedging, which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in the fair value of the derivative and the estimated change in cash flows from the item hedged. Cash inflows and outflows attributable to the Partnership’s commodity derivatives are included in net cash provided by operating activities in the Partnership’s accompanying consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.

Cash flow hedges and derivative price risk management. The Partnership primarily utilizes commodity swap and collar contracts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. Pioneer did not designate derivative hedges to forecasted sales at the well level. Consequently, the Partnership's consolidated financial statements do not include recognition of hedge gains or losses associated with the Partnership's oil and gas properties for periods prior to the Offering nor recognition of derivative assets or liabilities associated with such derivative contracts prior to the Offering.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

         Oil prices. All material physical sales contracts governing the Partnership's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes in Bbls under outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2009:

	2009
	Fourth	Year Ending December 31,
	Quarter	2010	2011	2012	2013
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	3,250	2,500	750	3,000	3,000
Price per Bbl	$92.36	$93.34	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	-	-	2,000	-	-
Price per Bbl
Ceiling	$-	$-	$170.00	$-	$-
Floor	$-	$-	$115.00	$-	$-
Collar contracts with Short Puts:
Volume (Bbls per day)	-	1,000	1,000	1,000	1,000
Price per Bbl
Ceiling	$-	$87.75	$99.60	$103.50	$111.50
Floor	$-	$70.00	$70.00	$80.00	$83.00
Short Put	$-	$55.00	$55.00	$65.00	$68.00

Natural gas liquids prices. All material physical sales contracts governing the Partnership's NGL production have been tied directly or indirectly to Mont Belvieu-posted-prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of September 30, 2009:

	2009
	Fourth	Year Ending December 31,
	Quarter	2010	2011	2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	750
Price per Bbl	$53.80	$52.52	$34.65	$35.03

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

         Gas prices. The Partnership employs a policy of managing price risk for a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2009:

	2009
	Fourth	Year Ending December 31,
	Quarter	2010	2011	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	2,500	2,500	2,500
Price per MMBtu	$7.00	$7.44	$6.65	$6.77	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtu)	2,500	2,500	-	-	-
Price differential ($/MMBtu)	$(1.00)	$(0.87)	$-	$-	$-

          Tabular disclosures about derivative instruments. Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method. Consequently, all of the Partnership’s commodity derivatives were non-hedge derivatives as of September 30, 2009 and hedge derivatives as of December 31, 2008. The following tables provide tabular disclosures of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments
as of September 30, 2009

Asset Derivatives		Liability Derivatives

Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$27,167	Derivatives - current	$951
Derivatives - noncurrent	34,603	Derivatives - noncurrent	4,828

Total derivatives not designated as hedging instruments	$61,770		$5,779

Fair Value of Derivative Instruments
as of December 31, 2008

Asset Derivatives		Liability Derivatives

Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$51,261	Derivatives - current	$-
Derivatives - noncurrent	65,804	Derivatives - noncurrent	-

Total derivatives designated as hedging instruments	$117,065		$-

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Commodity contracts	$-	$100,736	$11,235	$38,611

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Oil and gas revenues	$17,728	$150	$53,306	$(1,824)

Derivatives Not Designated as Hedging Instruments		Amount of (Gain) Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivatives	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
		(in thousands)

Commodity contracts	Derivative loss, net	$2,461	$-	$34,921	$-

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

As of September 30, 2009 and December 31, 2008, AOCI - Hedging represented net deferred gains of $100.9 million and $143.0 million, respectively, and associated deferred tax provisions of $797 thousand and $1.4 million as of September 30, 2009 and December 31, 2008, respectively.

During the twelve months ending September 30, 2010, the Partnership expects to reclassify $52.6 million of net deferred hedge gains and $526 thousand of deferred Texas margin tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

Discontinued commodity hedges. At the time of hedge discontinuation, the amounts recorded in AOCI – Hedging were maintained and are being transferred to earnings in the periods during which the hedged transactions are recorded.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

         The following table sets forth, as of September 30, 2009, the scheduled transfers of the net deferred gains on discontinued commodity hedges that will be recognized as increases to the Partnership's future oil and gas revenues (see the table on page 23, which provides the noncash portions of the deferred gains scheduled below):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2009 net deferred hedge gains				$17,724	$17,724
2010 net deferred hedge gains	$11,511	$11,638	$11,766	$11,766	$46,681
2011 net deferred hedge gains	$8,998	$9,097	$9,197	$9,197	$36,489

NOTE I.	Related Party Transactions

Related party charges. Related party charges represent transactions between the Partnership and Pioneer subsequent to the Offering. The Partnership Predecessor represents property interests acquired from Pioneer USA and incurred no related party charges during the periods presented. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer in connection with the Offering and the 2009 Acquisition, the Partnership incurred the following charges from Pioneer during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Producing well overhead (COPAS) fees	$2,262	$2,027	6,436	$3,409
Payment of lease operating and supervision charges	1,978	1,925	5,237	2,404
General and administrative expenses	480	592	1,358	973
Total	$4,720	$4,544	$13,031	$6,786

As of September 30, 2009 and December 31, 2008, the Partnership's accounts payable – due to affiliates balances in the accompanying consolidated balance sheets amounted to $2.0 million and $6.0 million, respectively. The balance as of September 30, 2009 is comprised primarily of amounts due to Pioneer related to the working capital of the 2009 Acquisition and general and administrative expenses. The balance as of December 31, 2008 is comprised primarily of lease operating expenses, including COPAS fees, and general and administrative expenses.

As of September 30, 2009 and December 31, 2008, the Partnership has $371 thousand and $492 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balances sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

The General Partner awarded 12,909 and 12,630 restricted common units to directors during the nine months ended September 30, 2009 and 2008, respectively, under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan. Associated therewith, the Partnership recognized $63 thousand and $154 thousand of general and administrative expense during the three and nine months ended September 30, 2009, respectively, and $40 thousand and $67 thousand during the same respective periods of 2008.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE J.               Subsequent Event

In accordance with ASC 855, the Partnership has evaluated subsequent events through November 8, 2009, the date the unaudited consolidated financial statements were available to be issued.

Distribution declaration. In October 2009, the Partnership declared a cash distribution of $0.50 per common unit for the period from July 1, 2009 to September 30, 2009. The distribution is payable on November 12, 2009 to unitholders of record at the close of business on November 5, 2009. Associated therewith, the Partnership will pay approximately $15.0 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In August 2009, the Partnership completed the 2009 Acquisition. Because the 2009 Acquisition represents a transaction between entities under common control, the Partnership’s accompanying consolidated financial statements included in "Item 1. Financial Statements" have been recast for all periods prior to the three months ended September 30, 2009, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed in the 2009 Acquisition. The recast historical financial information presents the acquired assets as if they were owned by the Partnership for all periods presented. See Note B of Consolidated Financial Statements included in "Item 1. Financial Statements" for more information about the Partnership’s accounting presentations.

Financial and Operating Performance

The Partnership's financial and operating performance for the third quarter of 2009 included the following highlights:

•

Net income declined to $24.9 million for the third quarter of 2009, as compared to net income of $33.0 million for the third quarter of 2008. The decrease in net income is primarily attributable to commodity price declines and commodity derivative losses, partially offset by results from cost reduction initiatives.

•

Daily sales volumes decreased by five percent to 5,853 BOEPD, as compared to 6,176 BOEPD in the third quarter of 2008, primarily due to decreases in workover operations in support of cost reduction initiatives.

•

Average reported oil, NGL and gas sales prices decreased to $109.61 per Bbl, $45.42 per Bbl and $5.05 per Mcf, respectively, during the third quarter of 2009 as compared to $118.24 per Bbl, $55.30 per Bbl and $7.82 per Mcf, respectively, during the third quarter of 2008.

•

Average oil and gas production costs per BOE declined to $16.26 for the third quarter of 2009, as compared to $18.70 for the third quarter of 2008, primarily as a result of cost reduction initiatives implemented to mitigate the effects of commodity price declines.

2009 Property Acquisition. On August 31, 2009, Pioneer Southwest LLC completed the 2009 Acquisition from Pioneer pursuant to a Purchase and Sale Agreement dated August 31, 2009 among Pioneer Southwest LLC, the Partnership and Pioneer USA, a wholly-owned subsidiary of Pioneer. The effective date of the transaction was July 1, 2009. The 2009 Acquisition added additional oil and gas properties in the Spraberry field in the Permian Basin of West Texas along with the assumption of net obligations associated with certain commodity price derivative positions and certain other liabilities.

Pioneer Southwest LLC paid $169.6 million in cash, including estimated customary closing adjustments, for the 2009 Acquisition. The Partnership funded the acquisition with $31.6 million of cash on hand and borrowings under the Credit Facility. See Note A of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the 2009 Acquisition. See Note H of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

Commodity prices. During the second half of 2008, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same time period, North American gas supply was increasing as a result of the rise in domestic unconventional gas production. The combination of lower energy demand due to the economic slowdown and higher North American gas supply resulted in significant declines in oil, NGL and gas prices during the second half of 2008 and continued into early 2009. Beginning in the second quarter of 2009, oil and NGL prices have generally been increasing, while gas prices have remained volatile.

To mitigate the risk associated with commodity price volatility, the Partnership has entered into commodity price derivatives. As of September 30, 2009, the Partnership has oil swap, collar and 3-way collar contracts equivalent to approximately 90 percent of its forecasted production for the fourth quarter of 2009 and for the years 2010 through 2012, and 85 percent of its forecasted production for 2013; NGL swap contracts for approximately 55 percent of its forecasted production for the fourth quarter of 2009 and for the years 2010 and 2011, and for

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

approximately 50 percent of its forecasted production for 2012; and, gas swap contracts for approximately 90 percent of its forecasted production for the fourth quarter of 2009 and the year 2010, approximately 45 percent of its forecasted production for 2011 and approximately 40 percent of its forecasted production for the years 2012 and 2013.

Although the Partnership has entered into derivative contracts on a large portion of its production volumes through 2013, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Partnership could enter into derivative contracts on additional volumes in the future. As a result, the Partnership's internal cash flows would be reduced for affected periods. The timing and magnitude of commodity price declines or recoveries cannot be predicted. A sustained decline in commodity prices could result in a shortfall in expected cash flows and require the Partnership to reduce its distributions. Additionally, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under its Credit Facility. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's derivative contracts.

Drilling opportunities. The Partnership acquired undeveloped leasehold acreage in the 2009 Acquisition and has recently commenced a two-rig drilling program to develop its acreage. Based on current plans, the Partnership expects to drill 50 to 60 wells by the end of 2010.

Fourth quarter 2009 outlook. Based on current estimates, the Partnership expects that production will average 5,600 to 5,900 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $5.00 to $6.00 per BOE.

General and administrative expense is expected to be $1 million to $2 million. Interest expense is expected to be $500 thousand to $700 thousand and accretion of discount on asset retirement obligations is expected to be nominal.

The Partnership's cash taxes and effective income tax rate are expected to be approximately one percent as a result of the Partnership being subject to the Texas margin tax.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $43.6 million and $120.2 million for the three and nine months ended September 30, 2009, respectively, as compared to $52.8 million and $152.2 million for the same respective periods of 2008.

The decreases in oil and gas revenues during the three and nine months ended September 30, 2009, as compared to the same periods of 2008, were primarily due to decreases in commodity prices and to decreases of five percent and four percent, respectively, in average daily sales volumes. In the quarter-to-quarter and year-to-date comparisons, the average reported oil price decreased by seven percent and 14 percent, respectively; the average reported NGL price decreased by 18 percent and 22 percent, respectively; and the average reported gas price decreased by 35 percent and 29 percent, respectively. In the quarter-to-quarter comparison, the decrease in sales volumes was primarily due to normal production declines. In the year-to-date comparison, the decrease in sales volumes was primarily due to a decline in workover operations in support of cost reduction initiatives and normal well production declines, partially offset by the sale of 154 BOEPD of December 31, 2008 NGL inventory volumes that were deferred as a result of Hurricane Ike damage caused to third-party Gulf Coast fractionation facilities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

         The following table provides average daily sales volumes for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Oil (Bbls)	3,482	3,812	3,699	3,956
NGLs (Bbls)	1,333	1,394	1,431	1,437
Gas (Mcf)	6,229	5,818	6,315	6,105
Daily sales volume (BOE)	5,853	6,176	6,183	6,410

The following table provides the Partnership's average reported prices (including the results of derivative activities) and average realized prices (excluding the results of derivative activities) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average reported prices:
Oil (per Bbl)	$109.61	$118.24	$94.96	$110.86
NGLs (per Bbl)	$45.42	$55.30	$39.41	$50.57
Gas (per Mcf)	$5.05	$7.82	$5.16	$7.26
Total (per BOE)	$80.93	$92.84	$71.20	$86.67

Average realized prices:
Oil (per Bbl)	$65.45	$118.45	$52.65	$112.61
NGLs (per Bbl)	$28.35	$56.28	$23.47	$51.38
Gas (per Mcf)	$2.45	$7.17	$2.63	$7.02
Total (per BOE)	$48.00	$92.58	$39.62	$87.71

Derivative activities. The Partnership utilizes commodity swap and option contracts to reduce the impact of commodity price volatility on the Partnership's net cash provided by operating activities. In connection with the 2009 Acquisition, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer’s rights and responsibilities under certain derivative instruments to the Partnership on August 31, 2009. The derivative instruments that were novated to the Partnership on August 31, 2009 included oil and gas swap contracts for portions of the Partnership’s fourth quarter 2009 and annual 2010, 2011, 2012 and 2013 production; NGL swap contracts for portions of the Partnership’s 2011 and 2012 production; and, three-way oil collar contracts for portions of the Partnership’s 2010, 2011, 2012 and 2013 production. See Note H of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

         The following table provides the net effect of oil, NGL and gas price hedges on the Partnership’s oil and gas revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Increase (decrease) to oil revenue from hedging activity	$14,143	$(74)	$42,719	$(1,901)
Increase (decrease) to NGL revenue from hedging activity	2,094	(126)	6,230	(318)
Increase (decrease) to gas revenue from hedging activity	1,491	350	4,357	395
Total	$17,728	$150	$53,306	$1,824

Oil and gas production costs. The Partnership recognized oil and gas production costs of $8.8 million and $25.3 million, during the three months and nine months ended September 30, 2009, respectively, as compared to $10.6 million and $29.1 million for the same respective periods of 2008. During the three and nine months ended September 30, 2009, oil and gas production costs per BOE decreased by 13 percent and ten percent, as compared to the three and nine months ended September 30, 2008, respectively.

The Partnership's production costs for the three and nine months ended September 30, 2009 decreased as compared to the same respective periods of 2008 primarily due to cost reduction initiatives implemented by Pioneer to mitigate commodity price declines, including reduced workover activity and reductions in oilfield services costs. Workover costs increased slightly for the three months ended September 30, 2009, but were significantly lower for the nine months ended September 30, 2009, as compared to the same respective periods of 2008, primarily as a result of lower commodity prices reducing the return on investment associated with certain workovers such that they were not economical to perform.

The Partnership Predecessor's lease operating expense includes an allocation of Pioneer's direct internal costs associated with the operation of the properties prior to their acquisition by the Partnership. Upon completion of the 2008 IPO Acquisitions and the 2009 Acquisition, Pioneer, as operator, began charging the Partnership COPAS fees, instead of the direct internal costs incurred by Pioneer. Assuming the COPAS fee had been charged in the Partnership Predecessor's historical results, lease operating expense would have been higher on a BOE basis by $0.17 and $0.19, respectively, for the three and nine months ended September 30, 2009 and $0.19 and $1.28, respectively, for the three and nine months ended September 30, 2008.

The following table provides the components of the Partnership's oil and gas production costs per BOE for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Lease operating expenses	$14.50	$17.04	$13.95	$14.11
Workover costs	1.76	1.66	1.02	2.48
Production costs	$16.26	$18.70	$14.97	$16.59

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $2.6 million and $7.3 million, for the three and nine months ended September 30, 2009, respectively, as compared to $3.9 million and $11.3 million for the same respective periods of 2008. The quarter-to-quarter and nine month comparative decreases were primarily attributable to lower production taxes associated with lower commodity prices. These decreases were partially offset by increases in ad valorem tax accruals during the three and nine months ended September 30, 2009, as compared to the same respective periods of 2008. Since ad valorem taxes in Texas are determined, in part, based on commodity prices for the previous year, the Partnership's accrual for the three and nine

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

months ended September 30, 2009 for ad valorem taxes increased due to higher commodity prices in 2008 as compared to 2007.

The following table provides the Partnership's production and ad valorem taxes per BOE and total production and ad valorem taxes per BOE for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ad valorem taxes	$2.37	$2.03	$2.31	$1.94
Production taxes	2.45	4.80	2.03	4.52
Total production and ad valorem taxes	$4.82	$6.83	$4.34	$6.46

Depletion, depreciation and amortization expense. The Partnership's DD&A expense was $2.9 million ($5.36 per BOE) and $10.1 million ($5.96 per BOE) for the three and nine months ended September 30, 2009, respectively, as compared to $2.9 million ($5.07 per BOE) and $8.1 million ($4.62 per BOE) for the same respective periods of 2008. The increases in DD&A expense were primarily due to negative price revisions to proved reserves as a result of lower commodity prices for the first nine months of 2009, as compared to the same period in 2008, resulting in reduced end-of-life reserves that became uneconomic at the lower commodity price levels.

General and administrative expense. General and administrative expense was $1.1 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $4.8 million for the same respective periods of 2008. The decreases in general and administrative expense are due primarily to a reduction in the per BOE rate used to allocate a portion of Pioneer's general and administrative expense to the Partnership. General and administrative expense related to the Partnership Predecessor consisted of an allocation of a portion of Pioneer's general and administrative expense based on the Partnership Predecessor's production as compared to Pioneer's total production from its United States properties (other than Alaska), as measured on a per BOE basis. The Partnership and Pioneer entered into an Administrative Services Agreement as of May 6, 2008, pursuant to which Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Pioneer is reimbursed for administrative services based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services.

Interest expense. Interest expense was $348 thousand and $728 thousand for the three and nine months ended September 30, 2009, respectively, as compared to $193 thousand and $429 thousand for the same respective periods of 2008. Prior to the 2009 Acquisition on August 31, 2009, the Partnership’s interest expense related primarily to fees associated with maintaining the Credit Facility. Interest expense increased during the nine months ended September 30, 2009, as compared to the same respective period of 2008, because the Partnership had no outstanding debt or Credit Facility in place prior to the Offering. On August 31, 2009, the Partnership borrowed $138.0 million under the Credit Facility in partial funding of the cash consideration associated with the 2009 Acquisition. The Partnership’s 2009 interest expense will increase as a result of this increase in indebtedness. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Partnership's long-term debt and interest expense.

Derivative loss, net. Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method. Fluctuations in commodity prices since February 1, 2009 have impacted the fair value of the Partnership's derivative instruments and resulted in net mark-to-market derivative losses of $2.5 million and $34.9 million for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the Partnership accounted for its derivative instruments as cash flow hedges and effective changes in the fair values of the derivative instruments were recognized in AOCI - Hedging. See Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the types of derivative transactions in which the Partnership participates.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Income tax provision. The Partnership recognized income tax provisions of $111 thousand and $229 thousand for the three and nine months ended September 30, 2009, respectively, as compared to $401 thousand and $1.1 million for the same respective periods of 2008. The Partnership's effective tax rate is generally approximately one percent of taxable income apportioned to Texas, reflective of the Texas margin tax. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Partnership's primary needs for cash will be for production growth through drilling initiatives, acquisitions and/or production enhancements and for unitholder distributions. The Partnership may use any combination of internally- and externally-financed sources to fund acquisitions and unitholder distributions, including borrowings under its Credit Facility and funds from future private and public equity and debt offerings. In conjunction with the 2009 Acquisition, the Partnership has recently commenced a two-rig drilling program to drill 50 to 60 wells by the end of 2010, and expects to invest approximately $60 million to develop a portion of the proved undeveloped reserves acquired. The Partnership expects to fund the 2009 and 2010 drilling programs primarily from internal operating cash flows and, to a lesser extent, from borrowings under the Credit Facility. Although the Partnership expects that internal cash flows and available borrowing capacity under its Credit Facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to acquire income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time, or otherwise mitigate the declines through production enhancement or drilling initiatives. Currently, the Partnership is reserving approximately 25 percent of its cash flow to acquire income producing assets or drill undeveloped locations in order to maintain its production and cash flow. The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.50 per unit per quarter, or $2.00 per unit per year, subject to available cash and approval by the General Partner's board of directors, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the third quarter of 2009 of $0.50 per unit was declared by the Board of Directors of the General Partner and is to be paid on November 12, 2009 to unitholders of record on November 5, 2009.

Oil and gas properties. Excluding the payments related to the carrying value of the 2009 Acquisition, the Partnership’s expenditures for additions to oil and gas properties during the nine months ended September 30, 2009, totaled $939 thousand as compared to $14.1 million for the same respective period of 2008. The Partnership's expenditures for additions to oil and gas properties for the nine months ended September 30, 2009 and 2008 were funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of September 30, 2009, the Partnership's contractual obligations included Credit Facility indebtedness, asset retirement obligations, contingent VPP obligations and derivative obligations. In connection with the 2009 Acquisition, the Partnership borrowed $138.0 million under its Credit Facility, of which $135.0 million remained outstanding at September 30, 2009. The Partnership's asset retirement obligations and contingent VPP obligations have not materially changed since December 31, 2008. The fair value of the Partnership's derivative instruments represented net assets of $56.0 million as of September 30, 2009; however, they continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and the forecasted commodity risks. See Notes C, F and H of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

positions and Credit Facility. As of September 30, 2009, the Partnership was not a party to any material off-balance sheet arrangements.

A substantial portion of the properties that the Partnership owns are subject to the VPP. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership Properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. If Pioneer were to default in its obligation with respect to the Partnership's volumes to be delivered pursuant to the VPP obligation, the decrease in the Partnership's production would result in a decrease in the Partnership's cash available for distribution.

Capital resources. The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under its Credit Facility and, to the extent available, funds from future private and public equity and debt offerings. For 2009, the Partnership currently expects that cash on hand and cash flow from operations will be sufficient to fund the Partnership's capital expenditures and planned unitholder distributions, and that available borrowing capacity under its Credit Facility will provide adequate liquidity to fund future drilling and acquisition activities.

Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2009 was $64.6 million, as compared to $111.0 million for the nine months ended 2008. The decreases in net cash provided by operating activities during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, were primarily due to working capital changes and decreases in oil, NGL and gas revenues.

As described in "Commodity prices," the commodity price declines that have occurred since mid-2008, although mitigated by the Partnership's derivative activities, have reduced the Partnership's internal cash flows. The timing and magnitude of commodity price declines and recoveries cannot be predicted, but a sustained decline in commodity prices could negatively impact the Partnership's ability to replace declining production and result in a decrease to unitholder distributions in the future.

Investing activities. Net cash used in investing activities during the nine months ended September 30, 2009 was $55.6 million, as compared to $155.0 million for the nine months ended September 30, 2008. The decrease in net cash used in investing activities during the nine months ended 2009, as compared to the nine months ended 2008, was primarily due to limited additions to oil and gas properties in the first nine months of 2009 and the difference in the relative transaction sizes between the 2008 IPO Acquisitions and the 2009 Acquisition. Future investing activities will include expenditures associated with the recently started two-rig program to drill proved undeveloped well locations acquired with the 2009 Acquisition.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2009 was $32.9 million, as compared to net cash provided by financing activities of $72.8 million for the nine months ended September 30, 2008. The decrease in net cash provided by financing activities during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily due to a decline in proceeds from the issuance of common units, the payment for the 2009 Acquisition in excess of the carrying value of the net assets acquired and an increase in distributions to unitholders, partially offset by Credit Facility net borrowings in 2009 and a decrease in net distributions to owner.

Liquidity. The Partnership's principal source of short-term liquidity is cash generated from operations and availability under its Credit Facility. At September 30, 2009, the Partnership had $135.0 million outstanding on its Credit Facility and had approximately $140 million of remaining borrowing capacity under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders.

The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the Credit Facility and, to the extent available, funds from future private and public equity and debt offerings. As discussed above under "Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the recently commenced two-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the Credit Facility, issuances of debt or equity securities or from other sources, such as asset sales or reduced distributions. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008. As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008 and in the Partnership's Current Report on Form 8-K filed with the SEC on October 19, 2009.

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

Due to the historical volatility of commodity prices, the Partnership expects that it will continue to be a party to various derivative instruments to manage its exposure to the volatility of commodity market prices. The Partnership has adopted a policy that contemplates using derivative contracts to protect the prices for approximately 65 to 85 percent of expected production for a period of up to five years, as appropriate. Implementation of this policy is expected to mitigate, but will not eliminate, the Partnership's sensitivity to short-term changes in commodity prices. The Credit Facility requires the Partnership to enter into derivative price risk arrangements for not less than 65 percent (nor more than 85 percent) of the Partnership's projected production attributable to proved developed producing reserves through December 31, 2010.

          The Partnership generally uses swap and collar derivative contracts to mitigate the impact of declines in commodity prices on its cash available for distributions. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. While in times of higher commodity prices this strategy may result in the Partnership having lower net cash inflows than would be the case if these instruments were not utilized, management believes the risk reduction benefits of this strategy outweigh the potential costs. As of September 30, 2009, the Partnership had entered into derivative price risk arrangements for approximately 85 percent, 85 percent, 75 percent, 75 percent and 60 percent of the Partnership's expected production in the fourth quarter of 2009 and annually in 2010, 2011, 2012 and 2013, respectively. Although mitigated by the Partnership's derivative price risk arrangements, declines in commodity prices will reduce the Partnership's revenues and distributable cash on the unprotected volumes. Recent uncertainties in worldwide financial markets and potential legislation may have the effect of reducing liquidity in the financial derivatives market, which may hamper the Partnership's ability to enter into future derivative price risk arrangements under acceptable terms.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership's costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the nine months ending September 30, 2009 (in thousands):

Derivative
Contract Net
Assets (a)

Fair value of contracts outstanding as of December 31, 2008	$117,065
Changes in contract fair value	(23,687)
Contract maturities	(37,387)
Fair value of contracts outstanding as of September 30, 2009	$55,991

_____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Commodity price sensitivity. The following tables provide information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of September 30, 2009. Although mitigated by the Partnership's derivative activities, declines in commodity prices will reduce the Partnership's revenues and internal cash flows.

Commodity derivative instruments. The Partnership manages commodity price risk with derivative contracts, such as swap and collar contracts. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices for the Company on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Partnership's realized price will exceed the variable market prices by the long put-to-short put price differential. With collar contracts, if the relevant market price is above the ceiling price, the Partnership pays the derivative counterparty the difference between the market price and the ceiling price; if the relevant market price is between the ceiling price and the floor price, the derivative has no cash settlement value; and, if the relevant market price is below the floor price, the Partnership receives the difference between the floor price and the market price from the counterparty. Collar contracts with short puts are similar to collar contracts, except that if the relevant market price is below the short put price, the Partnership receives the difference between the floor price and short put price from the counterparty.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

						Asset
						(Liability)
	2009					Fair Value at
	Fourth	Year Ending December 31,				September 30,
	Quarter	2010	2011	2012	2013	2009 (a)
						(in thousands)
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	3,250	2,500	750	3,000	3,000	$23,344
Price per Bbl	$92.36	$93.34	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	-	-	2,000	-	-	$28,613
Ceiling	$-	$-	$170.00	$-	$-
Floor	$-	$-	$115.00	$-	$-
Collar contracts with Short Puts:
Volume (Bbls per day)	-	1,000	1,000	1,000	1,000	$(1,102)
Ceiling	$-	$87.75	$99.60	$103.50	$111.50
Floor	$-	$70.00	$70.00	$80.00	$83.00
Short put	$-	$55.00	$55.00	$65.00	$68.00
Average forward NYMEX oil prices (b)	$80.96	$84.33	$87.30	$89.05	$90.59

NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	750	-	$2,992
Price per Bbl	$53.80	$52.52	$34.65	$35.03	$-
Average forward Mont Belvieu NGL prices (c)	$43.14	$41.86	$42.07	$42.78	$-

Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	2,500	2,500	2,500	$2,766
Price per MMBtu (d)	$7.00	$7.44	$6.65	$6.77	$6.89
Average forward index gas prices (e)	$4.73	$5.47	$6.43	$6.74	$6.97
Basis swap contracts:
Permian Basin index swaps - (MMBtu)	2,500	2,500	-	-	-	(622)
Price differential ($/MMBtu)	$(1.00)	$(0.87)	$-	$-	$-

_____________

(a)

In accordance with ASC 210-20 and ASC 815-10, the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.

(b)	The average forward NYMEX oil prices are based on November 4, 2009 market quotes.
(c)

Forward Mont Belvieu–posted-prices are not available as formal market quotes. These forward prices represent estimates as of November 4, 2009 provided by third parties who actively trade in the derivatives.

(d)

To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index, which is highly correlated with the indexes where the Partnership's forecasted gas sales are expected to be priced.

(e)	The average forward index gas prices are based on November 4, 2009 NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

         The following table provides information about financial instruments to which the Partnership was a party as of September 30, 2009 that are sensitive to changes in interest rates. The table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the Credit Facility given current contractual terms and market conditions and the debt’s estimated fair value. The average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on November 2, 2009.

	Three Months					Liability
	Ending					Fair Value at
	December 31,	Year Ending December 31,				September 30,
	2009	2010	2011	2012	2013	2009
	(in thousands)
Total Debt:
Variable rate principal
maturities	$-	$-	$-	$-	$135,000	$132,562

Weighted average
interest rate	1.20%	1.88%	3.29%	4.31%	4.79%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Partnership's management, with the participation of the General Partner's principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the design and operation of the Partnership's disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Partnership's management, including the principal executive officer and principal financial officer of the General Partner, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008 under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership's business, financial condition or future results. Except as stated below and as set forth in "Part II, Item 1A. Risk Factors" of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, there has been no material change in the Partnership's risk factors from those described in the Annual Report on Form 10-K.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase the Partnership’s costs of compliance and doing business.

These risks are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership's business, financial condition or future results.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

2.1*	—

Purchase And Sale Agreement By And Among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and Pioneer Southwest Energy Partners L.P. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.1	—

Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.2	—

First Amendment dated August 31, 2009 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.3	—

Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership’s general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 19, 2009).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

*

Pursuant to the rules of the Commission, the schedules and similar attachments to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
By: Pioneer Natural Resources GP LLC, its general
partner

Date: November 6, 2009	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: November 6, 2009	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description

2.1*	—

Purchase And Sale Agreement By And Among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and Pioneer Southwest Energy Partners L.P. (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.1	—

Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.2	—

First Amendment dated August 31, 2009 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.3	—

Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership’s general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 19, 2009).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

*

Pursuant to the rules of the Commission, the schedules and similar attachments to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.