Form 10-K
period 2009-12-31
Pioneer Southwest Energy Partners L.P.
filed 2010-03-01
CIK 1407463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
Commission file number: 001-34032
Pioneer Southwest Energy Partners L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-0388421
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5205 N. O'Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 444-9001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).Yes  ☐No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☒

Aggregate market value of common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$175,244,856
Number of common units outstanding as of February 23, 2010	33,113,700

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Pioneer Natural Resources Company to be held during May 2010 as referenced in Part III, Item 11 of this report.

****

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

       This Annual Report on Form 10-K ("Report") contain forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest" or the "Partnership") are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership's current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership's control.  In addition, the Partnership may be subject to currently unforeseen risks that may have a material adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. See "Item 1. Business — Competition, Markets and Regulations," "Item 1A. Risk Factors", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Partnership undertakes no duty to publicly update these statements except as required by law.

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
•
"COPAS fee" means a fee based on an overhead rate established by the Council of Petroleum Accountants Societies to reimburse the operator of a well for overhead costs, such as accounting and engineering costs.

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

•	"NGL" means natural gas liquid.
•	"Novation" represents the act of replacing one party to a contractual obligation with another party.
•	"NYMEX" means the New York Mercantile Exchange.
•	"NYSE" means the New York Stock Exchange.
•	"Partnership Predecessor" means Pioneer Southwest Energy Partners L.P. Predecessor.
•	"Partnership" or "Pioneer Southwest" means Pioneer Southwest Energy Partners L.P. and its subsidiaries.
•	"Pioneer" means Pioneer Natural Resources Company and its wholly owned subsidiaries.
•
"Proved reserves" means the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes (A) The area identified by drilling and limited by fluid contacts, if any and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program is based: and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.
(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined.  The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
•	"Recompletion" means the completion for production of an existing wellbore in another formation from that in which the well has been previously completed.
•	"SEC" means the United States Securities and Exchange Commission.
•
"Standardized Measure" means the after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs employed in the determination of proved reserves and a ten percent discount rate.

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

In May 2008, the Partnership completed its initial public offering of 9,487,500 common units representing limited partner interests (the "Offering"). Prior to the Offering, Pioneer owned all of the general and limited partner interests in the Partnership. Pioneer formed Pioneer Southwest Energy Partners USA LLC ("Pioneer Southwest LLC") to hold certain of the Partnership's oil and gas properties located in the Spraberry field in the Permian Basin of West Texas (the "Spraberry field").  To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest LLC for additional general and limited partner interests in the Partnership, (ii) sold to the Partnership its remaining interest in Pioneer Southwest LLC for $141.1 million, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest LLC to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option (the transactions described in (i), (ii) and (iii) above are referred to in the aggregate as the "2008 IPO Acquisitions"), and (iv) caused Pioneer Natural Resources GP LLC (the "General Partner") to contribute $24 thousand to the Partnership to maintain the General Partner's 0.1 percent general partner interest in conjunction with the exercise of the underwriters' over-allotment option. As a result of the transactions described in (i) and (ii) above, Pioneer Southwest LLC became a wholly-owned subsidiary of the Partnership.

On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July1, 2009 (the acquisition, including liabilities assumed, is referred to herein as the "2009 Acquisition").  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the 2009 Acquisition.

On November 16, 2009, the Partnership completed a public offering of 3,105,000 of its common units representing limited partner interests (the "2009 Equity Offering").  Following the 2009 Equity Offering, Pioneer owns a 61.9 percent limited partner interest in the Partnership.

The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.

The Partnership's executive offices are located at  5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039.  The Partnership's telephone number is (972) 969-3586.  The General Partner, a subsidiary of Pioneer, is the Partnership's general partner and manages its operations and activities. Neither the Partnership, its operating subsidiary nor the General Partner has employees.  The Partnership, the General Partner and Pioneer have entered into an administrative services agreement pursuant to which Pioneer manages all of the Partnership's assets and performs administrative services for the Partnership. As of December 31, 2009, Pioneer had approximately 1,900 full time employees, 383 of whom are dedicated to operating the Spraberry field. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Pioneer believes that relations with these employees are satisfactory.

Presentation

Because the 2009 Acquisition represents a transaction between entities under common control, the Partnership's accompanying consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" have been recast for all periods prior to the 2009 Acquisition, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed in the 2009 Acquisition.  The recast historical financial information presents the acquired assets as if they were owned by the Partnership for all periods presented.  See Note B of Notes to Consolidated Financial Statements included in

"Item 8. Financial Statements and Supplementary Data" for more information about the Partnership's accounting presentations.

For all periods prior to their acquisition and assumption by the Partnership, the financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor."

Available Information

The Partnership files or furnishes annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Partnership files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC. The public can obtain any documents that the Partnership files with the SEC at www.sec.gov.

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

Business Strategy

The Partnership's primary business objective is to maintain quarterly cash distributions to its unitholders at its current distribution rate and, over time, to increase its quarterly cash distributions. The Partnership expects to reserve approximately 25 percent of its cash flow to drill undeveloped locations and acquire producing and/or undeveloped properties in order to maintain its production, proved reserves and cash flows.

The Partnership's primary strategy for achieving its objective to maintain, and increase over time, its cash distributions to unitholders is to:

•
Develop the Partnership's proved undeveloped reserves.  At current margins, the Partnership expects that drilling its undeveloped properties will allow it to increase cash flow from operations in order to maintain or increase cash distributions to unitholders in the future.  As part of a two-rig drilling program initiated in the fourth quarter of 2009, the Partnership drilled six wells in 2009 and expects to drill approximately 50 wells in 2010.  The ultimate outcome and impact to the Partnership of the development drilling program cannot be predicted at this time.

•
Purchase oil and gas properties in its area of operations directly from Pioneer. The Partnership expects to have the opportunity to make acquisitions of producing and undeveloped oil and gas properties, particularly in the Spraberry field, directly from Pioneer from time to time in the future. The Partnership believes that Pioneer intends to offer the Partnership over time the opportunity to purchase Pioneer's producing and undeveloped oil and gas assets in its area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time.  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the 2009 Acquisition.

•
Purchase oil and gas properties in its area of operations from third parties either independently or jointly with Pioneer. The Partnership believes that over the long-term it will have a cost of capital advantage relative to its corporate competitors and a technical advantage due to the scale of Pioneer's operations, which will enhance the Partnership's ability to acquire producing and undeveloped oil and gas properties.  In addition, the Partnership believes that its relationship with Pioneer is advantageous because it allows the Partnership to jointly pursue acquisitions of oil and gas properties with Pioneer, which increases the number and type of transactions it can pursue and increases its competitiveness.

•
Benefit from production and reserve enhancements as a result of infill drilling and secondary recovery initiatives being advanced by Pioneer. At Pioneer's request, the Railroad Commission of Texas amended its rules in October 2008 to allow Pioneer and other operators, at their option, to downspace well locations in the Spraberry field to 20-acre spacing.  The Partnership has the right to drill the 20-acre locations surrounding its wells and is considering drilling a limited number of wells in 2010 if margins improve.  Pioneer has reported that it is initiating a 7,000 acre waterflood project in the Spraberry field during 2010, the results of which could encourage further waterflooding projects that could benefit the Partnership's wells in the future.  The ultimate outcome and impact to the Partnership of these initiatives cannot be predicted at this time.

•
Maintain a balanced capital structure to ensure financial flexibility for acquisitions. To fund development drilling initiatives and future property acquisitions, the Partnership is reserving approximately 25 percent of its net cash provided by operating activities. The Partnership may also use, to the extent available, external financing sources to fund acquisitions, including borrowings under its credit facility and funds from future private and public equity and debt offerings. The Partnership intends to maintain a balanced capital structure which will afford the Partnership the financial flexibility to fund development drilling initiatives and future acquisitions.  See "Liquidity" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the Partnership's capital structure.

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

Relationship with Pioneer

The Partnership believes that one of its principal strengths is its relationship with Pioneer, which owns the General Partner and common units representing a 61.9 percent limited partner interest in the Partnership. Pioneer is a large independent oil and gas exploration and production company with current operations in the United States and Africa. Pioneer's proved reserves at December 31, 2009, including the Partnership's properties, were 899 MMBOE, of which 498 MMBOE, or 55 percent, were in the Spraberry field. Of the 498 MMBOE of proved reserves in the Spraberry field, 221 MMBOE were proved developed reserves and 277 MMBOE were proved undeveloped reserves. These proved undeveloped reserves represent approximately 3,900 future drilling locations held by Pioneer in the Spraberry field.

Pioneer views the Partnership as an integral part of its overall growth strategy and has publicly announced that it intends to offer the Partnership over time the opportunity to purchase from Pioneer oil and gas assets in the Partnership's area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership also plans to participate jointly with Pioneer in acquisitions in the Partnership's area of operations.

The Partnership's omnibus agreement with Pioneer limits the Partnership's area of operations to onshore Texas and eight counties in the southeast region of New Mexico.

Competitive Strengths

The Partnership believes the following competitive strengths will allow it to achieve its objectives of generating and growing cash available for distribution:

•	Its relationship with Pioneer:

o	Pioneer has a significant retained interest in the Spraberry field as well as an active development plan, each of which should generate acquisition opportunities for the Partnership over time;
o	Pioneer's significant ownership in the Partnership provides it an economic incentive to sell developed and proved undeveloped oil and gas properties to it over time; and
o	The Partnership's ability to pursue acquisitions jointly with Pioneer increases the number and type of transactions it can pursue and increases its competitiveness;

•	Its assets are characterized by long-lived and stable production; and

•
Its cost of capital and financial flexibility should over time provide it with a competitive advantage in pursuing acquisitions. Unlike the Partnership's corporate competitors, the Partnership is not subject to federal income taxation at the entity level. In addition, unlike a traditional master limited partnership structure, neither the Partnership's management nor Pioneer hold any incentive distribution rights that entitle them to increasing percentages of cash distributions as the Partnership's distributions grow. The Partnership believes that, collectively, these two factors provide the Partnership with a lower long-term cost of capital, thereby enhancing the Partnership's ability to compete for future acquisitions both individually and jointly with Pioneer.

Business Activities

Petroleum industry.  Beginning in the second half of 2008 and continuing throughout 2009, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same time period, North American gas supply was increasing as a result of the rise in domestic unconventional gas production. The combination of lower energy demand due to the economic slowdown and higher North American gas supply resulted in significant declines in oil, NGL and gas prices. While oil and NGL prices started to steadily increase beginning in the second quarter of 2009, gas prices remained volatile throughout 2009 due to high storage levels and increasing gas supply.  The outlook for a worldwide economic recovery in 2010 remains uncertain and the timing of a recovery in worldwide demand for energy is difficult to predict.  As a result, it is likely that commodity prices during 2010 will continue to be volatile.

For the several years preceding the 2008 worldwide economic slowdown, the petroleum industry had generally been characterized by volatile but upward trending oil, NGL and gas commodity prices. During that period, world oil prices increased in response to increases in demand from developing economies and the perceived threat of supply disruptions in the Middle East, Nigeria, Venezuela and other areas. In 2007 and the first half of 2008, oil prices increased due to supply uncertainty surrounding Middle East conflicts and increasing world demand for both oil and refined products. A significant increase in refinery outages led to tightness in products markets which was responsible for oil price strength throughout much of 2007 and the early part of 2008. North American gas prices increased during the first half of 2008 as a result of reduced inventory levels and a perceived shortage of North American gas supply and an anticipation that the United States would become a larger importer of LNG, which was selling at a substantial premium to United States gas prices in the world market. However, by mid-year 2008, it became increasingly apparent that the capital investment in gas drilling and discoveries of significant gas reserves in United States shale plays would be more than sufficient to meet the United States demand. Coupled with the economic slowdown experienced in the second half of 2008, the increased supply of gas resulted in a sharp decline in North American gas prices.

Significant factors that the Partnership believes will impact 2010 commodity prices include: the impact of economic stimulus initiatives being implemented in the United States and worldwide in response to the worldwide economic decline; developments in the issues currently impacting the Middle East in general; demand of Asian and European markets; the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals.

To mitigate the impact of commodity price volatility on the Partnership's net cash provided by operating activities, the Partnership utilizes commodity derivative contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during 2009 and 2008 from the Partnership's derivative price risk management activities and the Partnership's open derivative positions at December 31, 2009.

The Partnership.  Currently, the Partnership's oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field, all of which are operated by Pioneer, including 1,155 producing wells. The Partnership's interest in 1,037 of these wells is limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.   The Partnership acquired certain proved undeveloped oil and gas properties in connection with the 2009 Acquisition and commenced a two-rig drilling program in the fourth quarter to begin developing the undeveloped properties.  See "Item 2. Properties – Description of Properties." According to the Energy Information Administration, the Spraberry field is the second largest oil field in the United States, and the Partnership believes that Pioneer is the largest operator in the field based on recent production information. Because Pioneer is the largest producer in the Spraberry field and has a significantly greater asset base than the Partnership does, the Partnership believes it will benefit from Pioneer's experience and scale of operations. Although Pioneer has no obligation to sell assets to the Partnership, and the Partnership is not obligated to purchase from Pioneer any additional assets, Pioneer has informed the Partnership that it intends to offer to the Partnership from time to time the opportunity to purchase from Pioneer oil and gas assets in the Partnership's area of operations. The Partnership believes that a substantial portion of Pioneer's assets in the Partnership's area of operations have or in the future will have the characteristics that will make them well-suited for ownership by a limited partnership such as the Partnership. The Partnership also expects to make acquisitions in its area of operations from third parties and to participate jointly in acquisitions with Pioneer.

Production and drilling activities.    During the year ended December 31, 2009,  the Partnership's average daily production, on a BOE basis was 6,145. Production, price and cost information with respect to the Partnership's properties for 2009, 2008 and 2007 is set forth under "Item 2. Properties — Selected Oil and Gas Information — Production, Price and Cost Data."  During the three years ended December 31, 2009, the Partnership drilled 26 gross (25 net) wells, all of which were successfully completed as productive wells.

Acquisition activities.   Part of the Partnership's  business strategy is to acquire oil and gas properties in its area of operations that complement its assets, provide development opportunities and potentially increase the Partnership's net cash provided by operating activities to sustain or increase unitholder distributions.  During 2009, the Partnership invested $168.2 million of acquisition capital to purchase proved oil and gas properties from Pioneer, including additional interests in its existing properties and undeveloped properties in the Spraberry field for future drilling initiatives.  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's acquisition of proved oil and gas properties in 2009.

Marketing of Production

General.  As operator of the Partnership's properties, Pioneer markets the Partnership's production and pays the Partnership the sales proceeds attributable to its production. The production sales agreements entered into by Pioneer that are related to the Partnership's production contain customary terms and conditions for the oil and gas industry, provide for sales based on prevailing market prices and have terms ranging from 30 days to three years. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as the index or spot price for gas or the spot price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of operations and price risk.

Significant purchasers.  During 2009, the Partnership's significant purchasers were Plains Marketing LP (56 percent), Occidental Energy Marketing (15 percent) and TEPPCO Crude Oil (10 percent). The Partnership believes that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

Derivative activities.  The Partnership utilizes commodity swap and collar contracts in order to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Partnership's derivative activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to earnings during 2009 and 2008 from commodity derivative activities and the Partnership's open commodity derivative positions at December 31, 2009.

Competition, Markets and Regulations

Competition.  The oil and gas industry is highly competitive.  A large number of companies, including major integrated and other independent companies, and individuals engage in the development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development.  Acquisitions of oil and gas properties are expected to be an important element of the Partnership's future growth.  The principal competitive factors in the acquisition of oil and gas assets include the staff and data necessary to identify, evaluate and acquire such assets and the financial resources necessary to acquire and develop the assets.  Many of the Partnership's competitors are substantially larger and have financial and other resources greater than those of the Partnership.

Markets. As operator of the Partnership's properties, Pioneer is responsible for marketing the Partnership's production. The Partnership's ability to produce and Pioneer's ability to market oil, NGLs and gas profitably depends on numerous factors beyond the Partnership's control. The effect of these factors cannot be accurately predicted or anticipated. Although the Partnership cannot predict the occurrence of events that may affect these commodity prices or the degree to which these prices will be affected, the prices for any commodity that the Partnership produces will generally approximate current market prices in the geographic region of the production.

Securities regulations.  Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Partnership the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading.  Failure to comply with the rules and regulations of the SEC could subject the Partnership to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Partnership's common units, which would have an adverse effect on the liquidity and market value of the common units.  Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

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

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the United States Congress and state legislatures, and federal and state regulatory agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on the Partnership's operating costs.

The following is a summary of some of the existing laws, rules and regulations to which the Partnership's business operations are subject.

Waste handling. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (the "EPA"), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA's non-hazardous waste provisions. It is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the Partnership's costs to manage and dispose of wastes, which could have a material adverse effect on the Partnership's results of operations and financial position. Also, in the course of the Partnership's operations, it generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils, that may be regulated as hazardous wastes.

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

The Partnership currently owns or leases numerous properties that have been producing oil and gas for many years. Although the Partnership believes Pioneer has used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by the Partnership, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of the Partnership's properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under Pioneer's or the Partnership's control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by the Partnership. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water discharges and use. The Clean Water Act (the "CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Operations associated with the Partnership's properties also produce wastewaters that are disposed via injection in underground wells. These injection wells are regulated by the Safe Drinking Water Act (the "SDWA") and analogous state and local laws. The underground injection well program under the SDWA requires permits from the EPA or analogous state agency for the Partnership's disposal wells, establishes minimum standards for injection well operations, and restricts the types and quantities of fluids that may be injected. Currently, the Partnership believes that disposal well operations on the Partnership's properties comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect the Partnership's ability to dispose of produced waters and ultimately increase the cost of the Partnership's operations. In addition, the United States Congress is considering amending the SDWA to require additional regulation of chemicals used by the oil and gas industry in the hydraulic fracturing process, and some states are considering similar regulations.

Air emissions. The federal Clean Air Act (the "CAA") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions; obtain or strictly comply with air permits containing various emissions and operational limitations; or utilize specific emission control technologies to limit emissions of certain air pollutants. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, states can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

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

Health and safety. Operations associated with the Partnership's properties are subject to the requirements of the federal Occupational Safety and Health Act (the "OSH Act") and comparable state statutes. These laws and the related regulations strictly govern the protection of the health and safety of employees. The OSH Act hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statues require that the Partnership organize or disclose information about hazardous materials used or produced in the Partnership's operations. The Partnership believes that it is in substantial compliance with these applicable requirements and with other OSH Act and comparable requirements.

Global warming and climate change. On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other "greenhouse gases," or "GHGs," present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of GHGs from motor vehicles and that could also lead to the imposition of GHG emission limitations in CAA permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Partnership's equipment and operations could require the Partnership to incur costs to reduce emissions of GHGs associated with the Partnership's operations or could adversely affect demand for the oil, NGL and gas that the Partnership produces.

Also, on June 26, 2009, the U.S. House of Representatives approved adoption of the "American Clean Energy and Security Act of 2009" ("ACESA"), which is also known as the "Waxman-Markey cap-and-trade legislation." The purpose of ACESA is to control and reduce emissions of greenhouse gases in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17 percent (from 2005 levels) by 2020, and by over 80 percent by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA's overall emission reduction goals. As the number of GHG emission allowances permitted by ACESA declines each year, the cost or value of allowances would be expected to escalate significantly. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.

In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs.  Finally, other nations have been seeking to reduce emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol," an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of GHGs to below 1990 levels by 2012.  Depending on the particular jurisdiction in which the Partnership's operations are located, it could be required to purchase and surrender allowances for GHG emissions resulting from the Partnership's operations.

The Partnership believes it is in substantial compliance with all existing environmental laws and regulations applicable to the Partnership's current operations and that its continued compliance with existing requirements will not have a material adverse effect on the Partnership's financial condition and results of operations. For instance, the Partnership did not incur any material capital expenditures for remediation or pollution control activities for the three years ended December 31, 2009. Additionally, the Partnership is not aware of any environmental issues or claims that will require material capital expenditures during 2010. However, accidental spills or releases may occur in the course of the Partnership's operations, and the Partnership cannot give any assurance that it will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the Partnership cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on the Partnership's business, financial condition and results of operations.  See "Item 1A. Risk Factors" for additional information.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate drilling and production while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Partnership's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas the Partnership can produce from its wells or limit the number of wells or the locations at which the Partnership can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGL and gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from the Partnership's wells, negatively affect the economics of production from these wells, or to limit the number of locations the Partnership can drill.

Regulation of transportation and sale of gas. The availability, terms and cost of transportation significantly affect sales of gas. Federal and state regulations govern the price and terms for access to gas pipeline transportation. The interstate transportation and sale for resale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission ("FERC"). The FERC's regulations for interstate gas transmission in some circumstances may also affect the intrastate transportation of gas. As a result of initiatives like FERC Order No. 636 ("Order 636"), issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers.  The most significant provisions of Order 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all gas supplies.  In many instances, the results of Order 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of gas in favor of providing only storage and transportation services.

In August 2005, Congress enacted the Energy Policy Act of 2005 ("EPAct 2005").  Among other matters, EPAct 2005 amends the Natural Gas Act ("NGA") to make it unlawful for "any entity," including otherwise non-jurisdictional producers such as the Partnership, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC.  The FERC's rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person.  EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1.0 million per day per violation.  The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

In December 2007, the FERC issued rules ("Order 704") requiring that any market participant, including a producer such as the Partnership, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus during a calendar year must annually report such sales and purchases to the FERC.  Order 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation.

Although gas prices are currently unregulated, Congress historically has been active in the area of gas regulation. The Partnership cannot predict whether new legislation to regulate gas or gas prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on the Partnership's operations. Sales of condensate and gas liquids are not currently regulated and are made at market prices.

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

ITEM 1A.                      RISK FACTORS

The nature of the business activities conducted by the Partnership subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Partnership's business activities. Other risks are described in "Item 1. Business — Competition, Markets and Regulations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."  These risks are not the only risks facing the Partnership.  The Partnership's business could also be affected by additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial.  If any of these risks actually occurs, it could materially harm the Partnership's business, financial condition or results of operations. In that case, the Partnership might not be able to pay distributions on its common units and the market price of the Partnership's common units could decline.

Risks Related to the Partnership's Business

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

Under the terms of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement"), the amount of cash otherwise available for distribution will be reduced by the Partnership's operating expenses and the amount of any cash reserve amounts that the General Partner establishes to provide for future operations, future capital expenditures, including acquisitions of additional oil and gas assets, future debt service requirements and future cash distributions to unitholders.

The amount of cash the Partnership actually generates will depend upon numerous factors related to its business that may be beyond its control, including among other things:

•	the amount of oil, NGL and gas the Partnership produces;
•	the prices at which the Partnership sells its oil, NGL and gas production;
•	the effectiveness of its commodity price derivatives;
•	the level of its operating costs, including fees and reimbursement of expenses to the General Partner and its affiliates;
•	the Partnership's ability to replace declining reserves;
•	the success of the Partnership's development drilling program;
•	the Partnership's ability to acquire oil and gas properties from third parties in a competitive market and at an attractive price to the Partnership;
•	Pioneer's willingness to sell assets to the Partnership at a price that is attractive to the Partnership and to Pioneer;
•	prevailing economic conditions;
•	the level of competition the Partnership faces;
•	fuel conservation measures and alternate fuel requirements; and
•	government regulation and taxation.

In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, including:

•
the level of the Partnership's capital expenditures for acquisitions of additional oil and gas assets, developing proved undeveloped properties, and recompletion opportunities in existing oil and gas wells;

•	the Partnership's ability to make borrowings under its credit facility to pay distributions;
•	sources of cash used to fund acquisitions;
•	debt service requirements and restrictions on distributions contained in the Partnership's credit facility or future financing agreements;
•	fluctuations in the Partnership's working capital needs;
•	general and administrative expenses;

•	timing and collectability of receivables; and
•	the amount of cash reserves, which the Partnership expects to be substantial, established by the General Partner for the proper conduct of the Partnership's business.

           See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of additional restrictions and factors that could affect the Partnership's ability to make cash distributions.

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices will cause a decline in the Partnership's cash flow from operations, which could force it to reduce its distributions or cease paying distributions altogether.

The oil, NGL and gas markets are highly volatile, and the Partnership cannot predict future oil, NGL and gas prices. Prices for oil and gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGL and gas, market uncertainty and a variety of additional factors that are beyond the Partnership's control, such as:

•	domestic and foreign supply of and demand for oil, NGL and gas;
•	weather conditions;
•	overall domestic and global political and economic conditions;
•	actions of OPEC and other state-controlled oil companies relating to oil price and production controls;
•	the effect of increasing liquefied natural gas, or LNG, deliveries to the United States;
•	technological advances affecting energy consumption and energy supply;
•	domestic and foreign governmental regulations and taxation;
•	the effect of energy conservation efforts;
•	the capacity, cost and availability of oil and gas pipelines and other transportation facilities, and the proximity of these facilities to the Partnership's wells; and
•	the price and availability of alternative fuels.

In the past, prices of oil, NGL and gas have been extremely volatile, and the Partnership expects this volatility to continue. For example, during the year ended December 31, 2009, the NYMEX oil price ranged from a high of $81.37 per Bbl to a low of $33.98 per Bbl, while the NYMEX Henry Hub gas price ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu.

Significant or extended price declines could also adversely affect the amount of oil, NGL and gas that the Partnership can produce economically.  A reduction in production could result in a shortfall in expected cash flows and may negatively affect the Partnership's ability to pay distributions.

The Partnership's revenue, profitability and cash flow depend upon the prices and demand for oil, NGL and gas, and a drop in prices could significantly affect its financial results and impede its growth. If the Partnership raises its distribution levels in response to increased cash flow during periods of higher commodity prices, the Partnership may not be able to sustain those distribution levels during subsequent periods of lower commodity prices. A sustained decline in commodity prices could force the Partnership to reduce its distributions or possibly cease paying distributions altogether.

A significant portion of the Partnership's assets consists of working interests in identified producing wells, or "wellbore interests," and the Partnership does not have the right to develop other portions of the leaseholds related to such wellbore interests.

A significant portion of the Partnership's assets consist of mineral interests and leasehold interests in identified producing wells (often referred to as wellbore interests). The Partnership's rights as to these wellbores are limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. In addition, the Partnership's operations with respect to these wellbore interests are limited to the interval from the surface to the depth of the deepest producing perforation in the wellbore, plus an additional 100 feet as a vertical easement for operating purposes only. The  Partnership is also prohibited from extending the horizontal reach of the wellbore interest. These restrictions on the Partnership's ability to extend the vertical and horizontal limits of its existing wellbore interests could have an adverse effect on its ability to maintain and grow its production and reserves and to make cash distributions to its unitholders.

Because oil and gas properties are a depleting asset, the Partnership will have to drill undeveloped locations and/or acquire additional oil and gas assets that provide cash margins that allow the Partnership to maintain its production and reserves and sustain its level of distributions to unitholders over time.

Producing oil and gas reservoirs are characterized by declining production rates. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to drill undeveloped locations and/or acquire additional oil and gas assets that provide cash margins that allow the Partnership to maintain its production and reserves and sustain its level of distributions to unitholders over time. The Partnership may be unable to make such acquisitions if:

•	Pioneer decides not to sell any assets to the Partnership;
•	Pioneer decides to acquire assets in the Partnership's area of operations instead of allowing the Partnership to acquire them;
•	the Partnership is unable to identify attractive acquisition opportunities in its area of operations;
•	the Partnership is unable to agree on a purchase price for assets that are attractive to it; or
•	the Partnership is unable to obtain financing for acquisitions on economically acceptable terms.

The Partnership expects to reserve approximately 25 percent of its cash flow to drill undeveloped locations and/or acquire additional oil and gas assets in order to maintain its production, proved reserves and cash flows, which will reduce its cash available for distribution.

The Partnership will require substantial capital expenditures to replace its production and reserves, which will reduce its cash available for distribution. The Partnership could be unable to obtain needed capital or financing due to its financial condition, the covenants in its credit facility or adverse market conditions, which could adversely affect its ability to replace its production and proved reserves.

To fund its acquisitions and capital commitments, the Partnership will be required to use cash generated from its operations, borrowings or the proceeds from the issuance of additional partnership interests, or some combination thereof, which could limit its ability to sustain its level of distributions. For example, the Partnership plans to use approximately 25 percent of its cash flow to drill undeveloped locations and/or acquire additional oil and gas assets in order to maintain its production, proved reserves and cash flow. To the extent its production declines faster than the Partnership anticipates or the cost to drill for or acquire additional reserves is greater than the Partnership anticipates, the Partnership will require a greater amount of capital to maintain its production, proved reserves and cash flow. The use of cash generated from operations to fund drilling or acquisitions will reduce cash available for distribution to its unitholders. The Partnership's ability to obtain bank financing or to access the capital markets for future equity or debt offerings could be limited by its financial condition at the time of any such financing or offering, the covenants in its credit facility or future financing agreements, adverse market conditions or other contingencies and uncertainties that are beyond the Partnership's control. The Partnership's failure to obtain the funds necessary for future drilling initiatives or acquisitions could materially affect its business, results of operations, financial condition and ability to pay distributions. Even if the Partnership is successful in obtaining the necessary funds, the terms of such financings could limit its ability to pay distributions to its unitholders. In addition, incurring additional debt could significantly increase the Partnership's interest expense and financial leverage, and issuing additional partnership interests to raise capital could result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then current distribution rate, which could reduce its distributions materially.

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

Even if the Partnership does make acquisitions that the Partnership believes will increase distributable cash per unit, these acquisitions could nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of the Partnership's assumptions about reserves, future production, revenues and costs, including synergies;
•	a decrease in the Partnership's liquidity by using a significant portion of its available cash or borrowing capacity to finance acquisitions;

•	a significant increase in the Partnership's interest expense or financial leverage if the Partnership incurs additional debt to finance acquisitions;
•	dilution to its unitholders and a decrease in available cash per unit if the Partnership issues additional partnership securities to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which the Partnership is not indemnified or for which its indemnity is inadequate;
•	the diversion of management's attention from other business concerns;
•	an inability to hire, train or retain qualified personnel to manage and operate the Partnership's growing business and assets; and
•	customer or key employee losses at the acquired businesses.

             The Partnership's decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, the Partnership's reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential problems. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

The Partnership's proved reserves could be subject to drainage from offset drilling locations.

Many of the Partnership's wells directly offset potential drilling locations held by Pioneer or third parties. The owners of leasehold interests lying contiguous or adjacent to or adjoining the Partnership's interests could take actions, such as drilling additional wells, which could adversely affect its operations. It is in the nature of petroleum reservoirs that when a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of the Partnership's proved reserves. The Partnership has agreed not to object to such drilling by Pioneer. The depletion of the Partnership's proved reserves from offset drilling locations could materially adversely affect its ability to maintain and grow its production and reserves and to make cash distributions to its unitholders.

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

Future price declines could result in a reduction in the carrying value of the Partnership's proved oil and gas properties which could adversely affect the Partnership's results of operations and limit its ability to borrow and make distributions.

Declines in oil and gas prices could result in the Partnership having to make substantial downward adjustments to its estimated proved reserves. If this occurs, or if the Partnership's estimates of production or economic factors change, accounting rules could require it to write down, as a noncash charge to earnings, the carrying value of its oil and gas properties for impairments. The Partnership is required to perform impairment tests on its assets whenever events or changes in circumstances warrant a review of its assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of its assets, the carrying value may not be recoverable and therefore require a write-down. The Partnership could incur impairment charges in the future, which could materially affect its results of operations in the period incurred. In addition, the Partnership's borrowing capacity under its credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, further declines in commodity prices could reduce the

Partnership's borrowing capacity under its credit facility, which in turn could adversely affect its ability to make cash distributions to its unitholders.

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

The Partnership's derivative activities could result in financial losses or could reduce its income, which could adversely affect its ability to pay distributions to its unitholders.

To achieve more predictable cash flow and to manage the Partnership's exposure to fluctuations in commodity prices, the Partnership is a party to, and in the future the Partnership may enter into, derivative arrangements covering a significant portion of the Partnership's oil, NGL and gas production that could result in both realized and unrealized derivative losses. Subsequent to the Partnership's decision to discontinue hedge accounting effective February 1, 2009, these derivative arrangements are subject to mark-to-market accounting treatment, and the change in fair market value of the arrangements will be reported in the Partnership's statement of operations each quarter, which may result in significant noncash losses.  The Partnership has direct commodity price exposure on the portion of its production volumes not covered by derivative contracts. Failure to protect against declines in commodity prices exposes the Partnership to reduced revenue and liquidity when prices decline, as occurred in late 2008 and continued into the first half of 2009.  Approximately 15 percent, 25 percent, 25 percent and 40 percent of the Partnership's estimated total production for 2010, 2011, 2012 and 2013, respectively, is not covered by derivative contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

The failure by counterparties to the Partnership's derivative contracts to perform their obligations could have a material adverse effect on the Partnership's results of operations.

The Partnership has adopted a policy that contemplates protecting the prices for approximately 65 to 85 percent of expected production for a period of up to five years. In addition, as described below, the Partnership's credit facility requires it to enter into derivative contracts for a significant portion of its oil, NGL and gas production attributable to proved developed producing reserves in differing annual percentages over a rolling three-year period. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's derivative positions as of December 31, 2009. The use of derivative contracts involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default in its obligations under the Partnership's derivative contracts, such a default could have a material adverse effect on the Partnership's results of operations, and could result in a larger percentage of the Partnership's future production being subject to commodity price changes.

The Partnership's derivative transactions could be ineffective in reducing the volatility of its cash flows and in certain circumstances could actually increase the volatility of its cash flows.

The Partnership's actual future production during a period may be significantly higher or lower than the Partnership estimates at the time the Partnership enters into derivative transactions for such period. If the actual amount is higher than the Partnership estimates, the Partnership will have more production not covered by derivative contracts and therefore greater commodity price exposure than the Partnership intended. If the actual amount is lower than the nominal amount that is subject to its derivative financial instruments, the Partnership might be forced to satisfy all or a portion of its derivative transactions without the benefit of the cash flow from its sale of the underlying physical commodity, resulting in a substantial reduction of its liquidity. As a result of these factors, the Partnership's derivative activities may not be as effective as it intends in reducing the volatility of its cash flows, and in certain circumstances could actually increase the volatility of its cash flows.

The Partnership's ability to use derivative transactions to protect it from future oil, NGL and gas price declines will be dependent upon oil, NGL and gas prices at the time the Partnership enters into future derivative transactions and its future levels of derivative activity, and as a result the Partnership's future net cash flow may be more sensitive to commodity price changes.

Approximately 85 percent, 75 percent, 75 percent and 60 percent of the Partnership's estimated total production for 2010, 2011, 2012 and 2013, respectively, have been matched with fixed price commodity swaps or collar contracts. As the Partnership's derivative contracts expire, more of its future production will be sold at market prices unless the Partnership enters into further derivative transactions. The Partnership's credit facility requires it to enter into derivative arrangements for not less than 65 percent (nor more than 85 percent) of its projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2010. Furthermore, by April 1, 2010, the credit facility requires that the Partnership enter into derivative transactions for not less than 50 percent of the Partnership's projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2012. The Partnership's commodity price derivative strategy and future derivative transactions are determined by the General Partner, which is not under any obligation to enter into derivative contracts on a specific portion of the Partnership's production, other than to comply with the terms of the Partnership's credit facility for so long as it may remain in place. The prices at which the Partnership enters into derivative contracts on its production in the future will be dependent upon commodity prices at the time the Partnership enters into these transactions, which may be substantially lower than current oil, NGL and gas prices. Accordingly, the Partnership's derivative contracts may not protect it from significant and sustained declines in oil, NGL and gas prices received for its future production. Conversely, the Partnership's commodity price derivative strategy could limit its ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of the Partnership's future production will not be covered by derivative contracts as compared to the next few years, which would result in its earnings becoming more sensitive to commodity price changes.

Estimates of proved reserves and future net cash flows are not precise. The actual quantities and net cash flows of the Partnership's proved reserves could prove to be lower than estimated.

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

Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

•	historical production from the area compared with production from other producing areas;
•	the quality and quantity of available data;
•	the interpretation of that data;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future commodity prices; and
•	assumptions concerning future operating costs, severance, ad valorem and excise taxes, development costs, transportation costs and workover and remedial costs.

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

As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on the average of the first-day-of-the-month commodity prices during the twelve-month period preceding the date of the estimate and prevailing operating and development costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;
•	levels of future capital spending;
•	increases or decreases in the supply of or demand for oil and gas; and
•	changes in governmental regulations or taxation.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. In general, it requires the use of the average of the first-day-of-the-month commodity prices during the twelve-month period preceding the date of the estimate, as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas production because of seasonal price fluctuations or other varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flows could be materially different from the future net cash flows that are ultimately received. In addition, the ten percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Partnership or the oil and gas industry in general. Therefore, the estimates of discounted future net cash flows or Standardized Measure in this Report should not be construed as accurate estimates of the current market value of the Partnership's proved reserves.

Producing oil and gas involves numerous risks and uncertainties that could adversely affect the Partnership's financial condition or results of operations and, as a result, its ability to pay distributions to its unitholders.

The operating cost of a well includes variable costs, and increases in these costs can adversely affect the economics of a well. Furthermore, the Partnership's operations are subject to all the risks normally incident to the oil and gas development and production business, and could be curtailed or delayed or become uneconomical as a result of other factors, including:

•	high costs, shortages or delivery delays of equipment, labor or other services;
•	unexpected operational events and/or conditions;
•	reductions in oil, NGL and gas prices;
•	limitations in the market for oil, NGL and gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	equipment failures or accidents;
•	title problems;
•	pipe or cement failures or casing collapses;
•	compliance with environmental and other governmental requirements;
•	environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;
•	lost or damaged oilfield workover and service tools;
•	unusual or unexpected geological formations or pressure or irregularities in formations;
•	blowouts, cratering, explosions and fires;
•	natural disasters; and
•	uncontrollable flows of oil, gas or well fluids.

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

Pioneer is the operator of all of the Partnership's properties, and the Partnership has limited ability to influence or control the operation of these properties.

The Partnership does not operate any of its properties. Pioneer operates all of the Partnership's oil and gas properties pursuant to operating agreements. The Partnership has limited ability to influence or control the operation of these properties or the amount of maintenance capital that the Partnership is required to fund with respect to them. The Partnership has agreed that it will not object to Pioneer's development of the leasehold acreage surrounding the Partnership's wells, that any well operations Pioneer proposes will take precedence over any conflicting operations the Partnership proposes, and that the Partnership will allow Pioneer to use certain of the Partnership's production facilities in connection with other wells operated by Pioneer, subject to capacity limitations. In addition, the Partnership is restricted in its ability to remove Pioneer as the operator of the Partnership's properties. The Partnership's dependence on Pioneer for these projects and its limited ability to influence or control the operation of these properties could materially adversely affect the realization of its targeted returns, resulting in smaller distributions to its unitholders.

The Partnership's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

The Partnership has identified drilling locations and prospects for future drilling opportunities and enhanced recovery activities.  These drilling locations represent a significant part of the Partnership's future drilling plans. The Partnership's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs and drilling results. Because of these uncertainties, the Partnership cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Partnership's expectations for success. As such, the Partnership's actual drilling and enhanced recovery activities may materially differ from the Partnership's current expectations, which could have a significant adverse effect on the Partnership's reserves, financial condition and results of operations.

A substantial portion of the Partnership's oil and gas properties is subject to a volumetric production payment, which could cause a decrease in the Partnership's production and could result in a decrease in its revenue and cash available for distribution.

The Partnership's title to a substantial portion of its oil and gas properties is burdened by a volumetric production payment, or VPP, that Pioneer entered into in April 2005, which requires the delivery of specified quantities of oil through December 2010 from proved reserves in the Spraberry field. Pioneer's VPP represents limited-term overriding royalty interests in oil and gas reserves that: (1) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (2) do not bear any future production costs and capital expenditures associated with the reserves; (3) are nonrecourse to Pioneer (i.e., the purchaser's only recourse is to the reserves acquired); (4) transfer title of the reserves to the purchaser; and (5) allow Pioneer to retain the remaining reserves after the VPP volumetric quantities have been delivered. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the Partnership's production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. For example, since the 2009 Acquisition, 5 MBbls of the Partnership's production has been utilized by Pioneer to meet VPP obligations. Accordingly, Pioneer delivered 5 MBbls of alternative volumes of oil production to the Partnership through the end of December 2009. To the extent Pioneer fails to comply with its obligation, the decrease in the Partnership's production would result in a decrease in its cash available for distribution. Please read Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the VPP.

The Partnership's actual production could differ materially from its forecasts.

From time to time the Partnership provides forecasts of expected quantities of future oil and gas production.  These forecasts are based on a number of estimates, including expectations of production from existing wells.  In addition, the Partnership's forecasts assume that none of the risks associated with the Partnership's oil and gas operations summarized in this Item 1A occur, such as facility or equipment malfunctions, adverse weather effects, or downturns in commodity prices or significant increases in costs, which could make certain production uneconomical.

Due to the Partnership's lack of asset and geographic diversification, adverse developments in the Spraberry field would reduce its ability to make distributions to its unitholders.

The Partnership relies exclusively on sales of oil and gas that it produces from, and all of its assets are currently located in, a single field in Texas. In addition, the Partnership's operations are restricted to onshore Texas and the southeast region of New Mexico. Due to its lack of diversification, an adverse development in the oil and gas business of this geographic area would have a significantly greater impact on the Partnership's results of operations and cash available for distribution to its unitholders than if the Partnership maintained more diverse assets and locations.

A substantial amount of the Partnership's production is purchased by three companies. If these companies reduce the amount of the Partnership's production that they purchase, the Partnership's revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements. A failure by purchasers of the Partnership's production to perform their obligations to the Partnership could require the Partnership to recognize a charge in earnings and have a material adverse effect on the Partnership's results of operations.

For the year ended December 31, 2009, purchases by Plains Marketing, L.P., Occidental Energy Marketing and TEPPCO Crude Oil represented approximately 56 percent, 15 percent and 10 percent of the Partnership's sales revenue, respectively. If these companies were to reduce the amount of the Partnership's production that they purchase, the Partnership's revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements.

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

Plains Marketing, L.P., Occidental Energy Marketing and TEPPCO Crude Oil purchase the majority of the Partnership's oil and NGL production pursuant to existing marketing agreements with Pioneer.  The Partnership is not a party to the marketing agreements with Plains Marketing, L.P., Occidental Energy Marketing or TEPPCO Crude Oil.  Pursuant to the provisions of standard industry operating agreements to which the Partnership's properties are subject and to which the Partnership is a party, Pioneer, as operator, markets the production on behalf of all working interest owners, including the Partnership, and determines in its sole discretion the terms on which the Partnership's production is sold.

As is standard in the industry, the oil sold under Pioneer's marketing agreements with Plains Marketing, L.P., Occidental Energy Marketing and TEPPCO Crude Oil is sold at the West Texas Intermediate (Cushing) price, less the Midland, Texas location and transportation differentials at the time of sale. The primary term of Pioneer's marketing agreement with Plains Marketing, L.P. expires on January 1, 2011, after which time the contract will automatically be extended on a month-to-month basis until either party gives 90 days advance written notice of non-renewal. The primary term of the marketing agreement between Pioneer and Occidental Energy Marketing expires on December 31, 2012, after which time the contract will automatically be extended on a month-to-month basis until either party gives 30 days advance written notice of non-renewal.  The marketing agreement between Pioneer and TEPPCO Crude Oil is currently month-to-month and may be terminated upon 30 days advance written notice by either party to the agreement.

In the event of a deterioration of the credit and capital markets, the Partnership may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under its credit facility,  which could hinder or prevent the Partnership from meeting its future capital needs.

Recently, global financial markets and economic conditions were disrupted and volatile, and the debt and equity capital markets were exceedingly distressed, making it difficult to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally increased as many lenders and institutional investors increased interest rates, enacted tighter lending standards and limited the amount of funding available to borrowers.  If these events were to recur, the Partnership could be unable to obtain adequate funding under its credit facility if (i) the Partnership's lending counterparties become unwilling or unable to meet their funding obligations or (ii) the amount the Partnership may borrow under its credit facility is reduced as a result of lower oil, NGL or gas prices, declines in reserves, lending requirements or regulations, or for other reasons. Due to these factors, the Partnership cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Partnership may be unable to implement its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Partnership's production, revenues and results of operations.

Declining general economic, business or industry conditions could have a material adverse affect on the Partnership's results of operations.

Concerns over the worldwide economic outlook, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated a worldwide recession. Concerns about global economic growth have had a significant adverse effect on global financial markets and commodity prices.  If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could further diminish, which could further depress the price at which the Partnership can sell its oil, NGLs and gas and ultimately decrease the Partnership's net revenue and profitability.

The Partnership faces significant competition, and many of its competitors have resources in excess of the Partnership's available resources.

The oil and gas industry is highly competitive, including with respect to acquiring producing oil and gas assets, marketing oil and gas and securing equipment and trained personnel, and the Partnership competes with other companies that have greater resources. Many of the Partnership's competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than the Partnership's. Those companies may be able to develop and acquire more assets than the Partnership's financial or personnel resources permit. The Partnership's ability to acquire additional oil and gas assets in the future will depend on Pioneer's willingness and ability to evaluate and select suitable assets and the Partnership's ability to consummate transactions in a highly competitive environment. Many of the Partnership's larger competitors not only drill for and produce oil and gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and gas assets and evaluate, bid for and purchase a greater number of assets than the Partnership's financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and gas industry. These larger companies may have a greater ability to absorb the burden of present and future federal, state, local and other laws and regulations. The Partnership's inability to compete effectively with larger companies could have a material adverse effect on its business activities, financial condition and results of operations.

The Partnership may incur debt to enable it to pay its quarterly distributions, which could negatively affect its ability to execute its business plan and pay future distributions.

The Partnership has the ability to incur debt under its credit facility to pay distributions. If the Partnership borrows to pay distributions, the Partnership would be distributing more cash than the Partnership generates from its operations on a current basis. This means that the Partnership would be using a portion of its borrowing capacity under its credit facility to pay distributions rather than to maintain or expand its operations. If the Partnership uses borrowings under its credit facility to pay distributions for an extended period of time rather than toward funding drilling and acquisition expenditures and other matters relating to its operations, the Partnership may be unable to support or grow its business. Such a curtailment of its business activities, combined with its payment of principal and interest on its future indebtedness to pay these distributions, will reduce the Partnership's cash available for distribution on its units and will materially affect its business, financial condition and results of operations. If the Partnership borrows to pay distributions during periods of low commodity prices and commodity prices remain low, the Partnership would likely have to reduce its future distributions in order to avoid excessive leverage.

The Partnership's future debt levels could limit its flexibility to obtain additional financing and pursue other business opportunities.

The level of the Partnership's future indebtedness could have important consequences to the Partnership, including:

•
the Partnership's ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
covenants contained in its existing and future credit and debt arrangements will require it to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•
it could need a substantial portion of its cash flow to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•	its debt level could make it more vulnerable than its competitors with less debt to the effects of competitive pressures or a downturn in its business or the economy generally.

The Partnership's ability to service its indebtedness will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond the Partnership's control. If its operating results are not sufficient to service its current or future indebtedness, the Partnership will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. The Partnership may not be able to effect any of these remedies on satisfactory terms or at all.

The Partnership's credit facility has substantial restrictions and financial covenants that could restrict its business and financing activities and its ability to pay distributions.

The operating and financial restrictions and covenants in the Partnership's credit facility and any future financing agreements could restrict its ability to finance future operations or capital needs or to engage, expand or pursue its business activities or to pay distributions. The Partnership's credit facility limits, and any future credit facility could limit, its ability to:

•	grant liens;
•	incur additional indebtedness;
•	engage in a merger, consolidation or dissolution;
•	enter into transactions with affiliates;
•	pay distributions or repurchase equity;
•	make investments;
•	sell or otherwise dispose of its assets, businesses and operations; and
•	materially alter the character of its business.

The Partnership also is required to comply with certain financial covenants and ratios, such as a leverage ratio, an interest coverage ratio and a net present value of projected future cash flows from its oil and gas assets to total debt ratio. The Partnership's ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from its operations and events or circumstances beyond its control. If market or other economic conditions deteriorate, the Partnership's ability to comply with these covenants may be impaired. If the Partnership violates any of the restrictions, covenants, ratios or tests in its credit facility, its indebtedness may become immediately due and payable, its ability to make distributions may be inhibited, and its lenders' commitment to make further loans to it may terminate. The Partnership might not have, or be able to obtain, sufficient funds to make these accelerated payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments, Capital Resources and Liquidity — Liquidity."

The Partnership's operations are subject to operational hazards and unforeseen interruptions for which the Partnership may not be adequately insured.

There are a variety of operating risks inherent in the Partnership's oil and gas properties, gathering systems and associated facilities, such as leaks, explosions, mechanical problems and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of its operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of its operations and substantial revenue losses. The location of the Partnership's oil and gas properties, gathering systems and associated facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

The Partnership is not fully insured against all risks. In addition, pollution and environmental risks generally are not fully insurable. Additionally, the Partnership may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for the Partnership to obtain certain types of coverage. There can be no assurance that the Partnership will be able to obtain the levels or types of insurance the Partnership would otherwise have obtained prior to these market changes or that the insurance coverage the Partnership does obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and a delay in the payment of insurance proceeds could adversely affect the Partnership's business, financial condition, results of operations and ability to make distributions to its unitholders. The Partnership is listed as a named insured on the insurance policies that Pioneer carries with respect to its own assets. Losses by Pioneer will erode the coverage levels under the policy, and if Pioneer sustains a catastrophic loss for which the coverage under the policy is entirely exhausted, the Partnership would not have coverage for its losses occurring prior to the time that the Partnership was able to obtain additional coverage.

Shortages of drilling rigs, supplies, oilfield services, equipment and crews could delay the Partnership's operations and reduce its cash available for distribution.

Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. For example, during the three years prior to the recent economic decline, oil and gas companies generally experienced increasing drilling and operating costs. Although the Partnership has experienced decreases in these costs over the past year, such decreases could be short-lived.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the Partnership's ability to drill wells and conduct operations. Any delay in the drilling of new wells or significant increase in drilling costs could reduce its future revenues and cash available for distribution.

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

The Partnership's business depends in part on gathering, transportation, storage and processing facilities owned by Pioneer and others. Any limitation in the availability of those facilities could interfere with the Partnership's ability to market its oil, NGL and gas production and could harm its business.

The marketability of the Partnership's oil, NGL and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, oil, NGL and gas gathering systems and processing facilities. The amount of oil, NGL and gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline or processing facility interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. For example, substantially all of the Partnership's gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants. If either or both of these plants were to be shut down, the Partnership might be required to shut in production from the wells serviced by those plants. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, the Partnership is provided only with limited, if any, notice as to when these circumstances will arise and their duration. For example, during the second week of September 2008, Hurricane Ike struck the Texas gulf coast, damaging third-party downstream production handling and processing facilities. As a result, sales of portions of the Partnership's third quarter and fourth quarter 2008 NGL volumes were delayed and oil and gas production from certain of the Partnership's properties were temporarily curtailed. Any significant curtailment in gathering system, pipeline, storage or processing capacity could reduce the Partnership's ability to market its oil, NGL and gas production and harm its business.

Third-party pipelines and other facilities interconnected to the Partnership's gas pipelines and processing facilities could become partially or fully unavailable to transport gas.

The Partnership depends upon third-party pipelines and other facilities that provide delivery options to and from pipelines and processing facilities that the Partnership utilizes. Because the Partnership does not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within the Partnership's control. If any of these third-party pipelines and other facilities become partially or fully unavailable to transport gas, or if the gas quality specifications for these pipelines or facilities change so as to restrict the Partnership's ability to transport gas on these pipelines or facilities, the Partnership's revenues and cash available for distribution could be adversely affected.

The third parties on whom the Partnership relies for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting the Partnership's business.

The operations of the third parties on whom the Partnership relies for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes could affect the costs that the Partnership pays for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom the Partnership relies could have a material adverse effect on the Partnership's business, financial condition, results of operations and ability to make distributions to unitholders. See "Item 1. Business — Competition, Markets and Regulations" above for additional discussion regarding government regulation.

The nature of the Partnership's assets exposes it to significant costs and liabilities with respect to environmental and operational safety matters.

The Partnership could incur significant costs and liabilities as a result of environmental and safety requirements applicable to its oil and gas production activities. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including agency interpretations of the foregoing and governmental enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property could result from environmental and other impacts of the Partnership's operations.

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

The adoption of derivatives legislation by Congress could have an adverse effect on the Partnership's ability to use derivative instruments to reduce the effect of commodity price risk associated with its business.

Congress currently is considering comprehensive financial reform legislation that includes restrictions on certain transactions involving derivatives. This legislation also would provide the Commodity Futures Trading Commission, ("CFTC") with express authority to impose position limits related to energy commodities, such as oil and gas.  Separately, the CFTC is proposing regulations to set position limits for certain futures and option contracts in the major energy markets.  Although it is not possible at this time to predict whether or when the CFTC may adopt rules or Congress may act on derivatives legislation, any laws or regulations that may be adopted could have an adverse effect on the Partnership's ability to utilize derivative instruments to reduce the effect of commodity price risk associated with its business.

The adoption of climate change legislation by Congress and/or regulation by the EPA could result in increased operating costs and reduced demand for the oil, NGLs and gas the Partnership produces.

In December 2009, the EPA officially published its findings that emissions of "greenhouse gases," or "GHGs," present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Any regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Partnership's equipment and operations could require the Partnership to incur costs to reduce emissions of GHGs associated with the Partnership's operations or could adversely affect demand for the oil, NGLs and gas that the Partnership produces.

Also, in June 2009, the U.S. House of Representatives approved adoption of the "American Clean Energy and Security Act of 2009," ("ACESA"), which is also known as the "Waxman-Markey cap-and-trade legislation." The purpose of ACESA is to control and reduce emissions of GHGs in the United States. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs, with the number of emission allowances issued each year declining as necessary to meet ACESA's overall emission reduction goals. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States.

It is not possible at this time to predict whether climate change legislation will be enacted, but any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require the Partnership to incur increased operating costs and could have an adverse effect on demand for the oil, NGLs and gas it produces. See "Item 1. Business — Competition, Markets and Regulations" above for additional discussion regarding recent legislative and regulatory action regarding climate change.

         Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Partnership's assets and operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to regulate chemicals used by the oil and gas industry in the hydraulic fracturing process, and some other states are considering similar regulations. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. Sponsors of bills currently pending before the U.S. Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation also would require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory agencies, which could make such information publicly available.  The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase the Partnership's costs of compliance and doing business.

Risks Related to an Investment in the Partnership

The General Partner and its affiliates own a controlling interest in the Partnership and will have conflicts of interest with the Partnership. The Partnership Agreement limits the fiduciary duties that the General Partner owes to the Partnership, which may permit it to favor its own interests to the Partnership's detriment, and limits the circumstances under which unitholders may make a claim relating to conflicts of interest and the remedies available to unitholders in that event.

Pioneer owns a 61.9 percent limited partner interest in the Partnership and Pioneer owns and controls the General Partner, which controls the Partnership. The directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to Pioneer. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner, including Pioneer. Conflicts of interest may arise between Pioneer and its affiliates, including the General Partner, on the one hand, and the Partnership on the other hand. As a result of these conflicts, the directors and officers of the General Partner may favor the interests of the General Partner and the interests of its affiliates over the Partnership's interests. These potential conflicts include, among others, the following situations:

•
Neither the Partnership Agreement nor any other agreement requires Pioneer to pursue a business strategy that favors the Partnership. Directors and officers of Pioneer have a fiduciary duty to make decisions in the best interest of its stockholders, which may be contrary to the Partnership's interests.

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

•
The Partnership Agreement permits the General Partner to cause the Partnership to pay it or its affiliates for any services rendered to the Partnership and permits the General Partner to enter into additional contractual arrangements with any of these entities on the Partnership's behalf, and provides for reimbursement to the General Partner for such amounts as it determines pursuant to the provisions of the Partnership Agreement.

See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 13. Certain Relationships and Related Transactions, and Director Independence."

The Partnership does not have any officers or employees and relies solely on officers of the General Partner and employees of Pioneer. Failure of such officers and employees to devote sufficient attention to the management and operation of the Partnership's business could adversely affect the Partnership's financial results and the Partnership's ability to make distributions to unitholders.

None of the officers of the General Partner are employees of the General Partner. The Partnership and Pioneer have entered into an administrative services agreement pursuant to which Pioneer manages the Partnership's assets and performs other administrative services for the Partnership. Pioneer conducts businesses and activities of its own in which the Partnership has no economic interest. If these separate activities are significantly greater than the Partnership's activities, there could be material competition for the time and effort of the officers and employees who provide services to the General Partner and Pioneer. If the officers of the General Partner and the employees of Pioneer do not devote sufficient attention to the management and operation of the Partnership's business, its financial results could suffer and its ability to make distributions to unitholders could be reduced.

The Partnership relies on Pioneer to identify and evaluate prospective oil and gas assets for the Partnership's acquisitions. Pioneer has no obligation to present the Partnership with potential acquisitions and is not restricted from competing with the Partnership for potential acquisitions.

Because the Partnership does not have any officers or employees, the Partnership relies on Pioneer to identify and evaluate for the Partnership oil and gas assets for acquisition. Pioneer is not obligated to present the Partnership with potential acquisitions. The Partnership Agreement does not prohibit Pioneer from owning assets or engaging in businesses that compete directly or indirectly with the Partnership. In addition, Pioneer may acquire, develop or dispose of additional oil and gas properties or other assets in the future, without any obligation to offer the Partnership the opportunity to purchase or develop any of those properties. Pioneer is a large, established participant in the oil and gas industry, and has significantly greater resources and experience than the Partnership has, which factors could make it more difficult for the Partnership to compete with Pioneer. If Pioneer fails to present the Partnership with, or successfully competes against the Partnership for, potential acquisitions, the Partnership may not be able to replace or increase the Partnership's production and proved reserves, which would adversely affect the Partnership's cash from operations and the Partnership's ability to make cash distributions to unitholders.

Cost reimbursements to Pioneer and the General Partner and their affiliates for services provided, which are determined by the General Partner, can be substantial and reduce the Partnership's cash available for distribution to unitholders.

The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership's behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner or its affiliates in connection with operating the Partnership's business, including overhead allocated to the General Partner by its affiliates, including Pioneer. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on the Partnership's behalf, and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine in good faith the expenses that are allocable to the Partnership. The Partnership is a party to agreements with Pioneer, the General Partner and certain of their affiliates, pursuant to which the Partnership makes payments to the General Partner and its affiliates. Payments for these services can be substantial and reduce the amount of cash available for distribution to unitholders. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" for a discussion of some of these agreements.

The Partnership can issue an unlimited number of additional units, including units that are senior to the common units, without the approval of unitholders, which would dilute their existing ownership interests.

The Partnership Agreement does not limit the number of additional common units that the Partnership can issue at any time without the approval of the Partnership's unitholders. In addition, the Partnership can issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by the Partnership of additional common units or other equity securities of equal or senior rank would have the following effects:

•	each unitholder's proportionate ownership interest in the Partnership would decrease;
•	the amount of cash available for distribution on each unit could decrease;

•	the ratio of taxable income to distributions could increase;
•	the relative voting strength of each previously outstanding unit could be diminished; and
•	the market price of the common units could decline.

The Partnership Agreement provides that the General Partner's fiduciary duties are limited and only owed to the Partnership, not to the Partnership's unitholders, and restricts the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.

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

•
with respect to transactions not involving a conflict of interest, provides that the General Partner, when acting in its capacity as general partner and not in its sole discretion, shall not owe any fiduciary duty to the Partnership's unitholders and shall not owe any fiduciary duty to the Partnership except for the duty to act in good faith, which for purposes of the Partnership Agreement means that a person making any determination or taking or declining to take any action subjectively believes that the decision or action made or taken (or not made or not taken) is in the Partnership's best interests;

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

•	provides that in resolving a conflict of interest, the General Partner and its Conflicts Committee may consider:

•	the relative interests of the parties involved and the benefits and burdens relating to such interest;
•	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership);
•	any customary or accepted industry practices and any customary or historical dealings with a particular person;
•	any applicable engineering practices or generally accepted accounting practices or principles;
•	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and
•	in the case of the Conflicts Committee only, such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances;

•
provides that any decision or action made or taken by the General Partner or its Conflicts Committee in good faith, including those involving a conflict of interest, will be conclusive and binding on all partners and will not be a breach of the Partnership Agreement or of any duty owed to the Partnership;

•
provides that in resolving conflicts of interest, it will be presumed that in making its decision the General Partner or its Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•
provides that the General Partner and its officers and directors will not be liable for monetary damages to the Partnership, the Partnership's limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the General Partner or those other persons acted in bad faith or engaged in fraud or willful misconduct, or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting the Partnership's business and, therefore, limited ability to influence management's decisions. Unitholders have no right to elect the General Partner or its Board of Directors on an annual or other continuing basis. The Board of Directors of the General Partner is chosen entirely by Pioneer and not by the Partnership's unitholders. Furthermore, even if unitholders are dissatisfied with the performance of the General Partner, currently it would be difficult for them to remove the General Partner because Pioneer owns a substantial number of units. The vote of the holders of at least 66-2/3 percent of all outstanding units voting together as a single class is required to remove the General Partner, and Pioneer currently owns 62 percent of the outstanding common units.

The Partnership Agreement restricts the voting rights of unitholders, other than the General Partner and its affiliates, owning 20 percent or more of the Partnership's common units, which could limit the ability of significant unitholders to influence the manner or direction of management.

The Partnership Agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than the General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of the General Partner, cannot vote on any matter. The Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about the Partnership's operations, as well as other provisions limiting unitholders' ability to influence the manner or direction of management.

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

In order to comply with U.S. laws with respect to the ownership of interests in oil and gas leases on United States federal lands, the Partnership Agreement allows the Partnership to adopt certain requirements regarding those investors who may own common units. As used in this Report, an Eligible Holder means a person or entity qualified to hold an interest in oil and gas leases on federal lands. As of the date hereof, Eligible Holder means: (1) a citizen of the United States; (2) a corporation organized under the laws of the United States or of any state thereof; (3) a public body, including a municipality; or (4) an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof. For the avoidance of doubt, onshore mineral leases on United States federal lands or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof. In the future, if the Partnership owns interests in oil and gas leases on United States federal lands, the General Partner may require unitholders to certify that they are an Eligible Holder. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder may run the risk of (1) if they have not delivered a required Eligible Holder Certification, having quarterly distributions on such units withheld or (2) having their units acquired by the Partnership at the lower of the purchase price of their units or the then current market price, as determined by the General Partner. The redemption price may be paid in cash or by delivery of an unsecured promissory note that shall be subordinated to the extent required by the terms of the Partnership's other indebtedness, as determined by the General Partner.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of the Partnership's business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law and currently conducts business only in the State of Texas. Unitholders could have unlimited liability for the Partnership's obligations if a court or government agency determined that their right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the Partnership Agreement or to take other actions under the Partnership Agreement constituted "control" of the Partnership's business.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act"), the Partnership may not make a distribution to unitholders if the distribution would cause the Partnership's liabilities to exceed the fair value of its assets. Liabilities to partners on account of their partnership interests and liabilities that are nonrecourse to the Partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the Partnership Agreement.

The General Partner's interest in the Partnership and the control of the General Partner may be transferred to a third party without unitholder consent.

The General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the Partnership Agreement on the ability of Pioneer to transfer its equity interest in the General Partner to a third party. The new equity owner of the General Partner would then be in a position to replace the Board of Directors and officers of the General Partner with its own choices and to influence the decisions taken by the Board of Directors and officers of the General Partner.

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

Tax Risks to Common Unitholders

The Partnership's tax treatment depends on its status as a partnership for federal income tax purposes. If the Internal Revenue Service ("IRS") were to treat the Partnership as a corporation for federal income tax purposes, the Partnership's cash available for distribution would be substantially reduced.

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

If the Partnership were treated as a corporation for federal income tax purposes, the Partnership would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon the Partnership as a corporation, the Partnership's cash available for distribution would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of the common units.

Current law could change so as to cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject the Partnership to entity-level federal taxation. Any such changes could negatively impact the value of an investment in the common units.

A material amount of additional entity-level taxation by individual states would further reduce the Partnership's cash available for distribution.

Changes in current state law could subject the Partnership to entity-level taxation by those individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, beginning in 2008, the Partnership has been required to pay an annual Texas Margin tax at a maximum effective rate of 0.7 percent of its federal gross income apportioned to Texas in the prior year. Imposition of such a tax on the Partnership by any other state in which the Partnership may conduct activities in the future would further reduce the cash available for distribution.

The IRS could challenge the Partnership's proration of its items of income, gain, loss and deduction between transferors and transferees of common units, which could change the allocation of items of income, gain, loss and deduction among the Partnership's unitholders.

The Partnership prorates its items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. If the IRS were to challenge this method or if new Treasury regulations addressing these matters were issued, the Partnership could be required to change the allocation of items of income, gain, loss and deduction among the Partnership's unitholders.

The IRS could contest the federal income tax positions the Partnership takes.

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter affecting it. The IRS could adopt positions that differ from the positions the Partnership takes. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions the Partnership takes, and a court could disagree with some or all of the Partnership's positions. The costs of any contest with the IRS would reduce the Partnership's cash available for distribution.

Unitholders are required to pay taxes on their share of the Partnership's income even if they do not receive any cash distributions from the Partnership.

Because the Partnership's unitholders are treated as partners to whom the Partnership allocates taxable income, which could be different in amount than the cash the Partnership distributes, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of the Partnership's taxable income even if they receive no cash distributions from the Partnership. Unitholders may not receive cash distributions from the Partnership equal to their share of the Partnership's taxable income or even equal to the actual tax liability that results from that income.

Tax on the disposition of common units could be more or less than expected.

If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder's allocable share of the Partnership's net taxable income decrease a unitholder's basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units the unitholder sells will, in effect, become taxable income to the unitholder if its sells such units at a price greater than its tax basis in those units, even if the price it receives is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion, depreciation and intangible drilling and development costs recapture. In addition, because the amount realized includes a unitholder's share of the Partnership's nonrecourse liabilities, if a unitholder sells its common units, it may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that could result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons, raises issues unique to them. For example, virtually all of the Partnership's income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of the Partnership's taxable income.

The Partnership will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased, which could be challenged by the IRS.

Because the Partnership cannot match transferors and transferees of common units and because of other reasons, the Partnership has adopted depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and could result in audit adjustments to a unitholder's tax returns.

The sale or exchange of 50 percent or more of the Partnership's capital and profits interests during any twelve-month period will result in the termination of the Partnership for federal income tax purposes.

The Partnership will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in the Partnership's capital and profits within a twelve-month period. The Partnership's termination would, among other things, result in the closing of the Partnership's taxable year for all unitholders, which would result in the Partnership filing two tax returns (and unitholders receiving two Schedule K-1's) for one fiscal year. The Partnership's termination could also result in a deferral of depreciation deductions allowable in computing its taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of the Partnership's taxable year may also result in more than twelve months of the Partnership's taxable income or loss being includable in the unitholder's taxable income for the year of termination. Under current law, the Partnership's termination would not affect its classification as a partnership for federal income tax purposes, but instead, the Partnership would be treated as a new partnership for tax purposes. If treated as a new partnership, the Partnership must make new tax elections and could be subject to penalties if the Partnership is unable to determine that a termination occurred.

A unitholder could become subject to state and local taxes and return filing requirements in some of the states in which the Partnership may in the future operate.

In addition to federal income taxes, a unitholder could become subject to state and local taxes that are imposed by various jurisdictions in which the Partnership extends its business or acquires assets even if the unitholder does not live in any of those jurisdictions. The Partnership currently owns assets and does business only in Texas. Texas does not currently impose a personal income tax on individuals but it does impose an entity level tax (to which the Partnership is subject) on corporations and other entities. As the Partnership makes acquisitions or expands its business, the Partnership could own assets or conduct business in additional states (such as New Mexico) that impose a personal income tax, and in that case a unitholder could be required to file state and local income tax returns and pay state and local taxes or face penalties if it fails to do so. It is the unitholder's responsibility to file all United States federal, foreign, state and local tax returns applicable to it in its particular circumstances.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama's proposed Fiscal Year 2011 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  Each of these changes is proposed to be effective for taxable years beginning, or in the case of costs described in (ii) and (iv), costs paid or incurred, after December 31, 2010.  It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to the unitholders and negatively impact the value of an investment in the common units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Reserve Rule Changes

During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the "Reserve Ruling") and the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-03 ("ASU 2010-03") "Extractive Industries – Oil and Gas," which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty";
•	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and,
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserve Estimation Procedures and Audits

The information included in this Report about the Partnership's proved reserves as of December 31, 2009, 2008 and 2007 represents evaluations prepared by Pioneer's reservoir engineers.  Netherland, Sewell & Associates, Inc. ("NSAI") audited all of the Partnership's proved reserves as of December 31, 2009; audited the Partnership's proved reserves as of December 31, 2008 before the Partnership completed the 2009 Acquisition; and audited the Partnership's proved reserves as of December 31, 2007 before the Partnership completed the 2009 Acquisition and purchased the Over-allotment Property Interests (the NSAI evaluations as of December 31, 2008 and 2007 are referred to herein as the "Original Evaluations").  The proved reserves that NSAI audited in the Original Evaluations have been increased by 80 percent and 62 percent as of December 31, 2008 and 2007, respectively, to recognize the proved reserves attributable to the 2009 Acquisition and the Over-allotment Property Interests and, together with the proved reserves included in the Original Evaluations, form the basis for the information included in this Report about the Partnership's proved reserves as of December 31, 2008 and 2007.  The Partnership has no oil and gas reserves from non-traditional sources.

Reserve estimation procedures.  Pioneer has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements.  These controls include oversight of the reserves estimation reporting processes by Pioneer's Worldwide Reserves Group ("WWR"), and annual external audits of all of the Partnership's proved reserves by NSAI.

The management of Pioneer's oil and gas assets is decentralized geographically by individual asset teams responsible for the oil and gas activities in each of Pioneer's operating areas.  Pioneer's Permian asset team (the "Asset Team") is staffed with reservoir engineers and geoscientists who prepare reserve estimates for the Permian assets at the end of each calendar quarter using reservoir engineering information technology.  There is shared oversight of the Asset Team's reservoir engineers by the Asset Team's managers and the Director of the WWR, each of whom is in turn subject to direct or indirect oversight by Pioneer's President and Chief Operating Officer ("COO") and management committee ("MC").  Pioneer's MC is comprised of its Chief Executive Officer, COO, Chief Financial Officer and other Executive Vice Presidents.  The Asset Team's reserve estimates are reviewed by the asset team reservoir engineers before being submitted to the Director of the WWR and are summarized in reserve reconciliations that quantify reserve changes represented by revisions of previous estimates, purchases of minerals-in-place, extensions and discoveries, production and sales of minerals-in-place.  All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by the WWR.  The MC reviews the consolidated reserves estimates and any differences with NSAI before the estimates are approved. The engineers and geoscientists who participate in the reserves estimation and disclosure process attended training on the Reserve Ruling by external consultants and internal Pioneer programs.  Additionally, the WWR has prepared and maintains an internal document for the asset teams to reference on reserve estimation and preparation to promote objectivity in the preparation of the Partnership's reserve estimates and SEC and GAAP compliance in the reserve estimation and reporting process.

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

In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of the Partnership's proved reserves and the pre-tax present value of such reserves discounted at ten percent.  NSAI reviewed its audit differences with Pioneer, and, in a number of cases, held joint meetings with Pioneer to review additional reserves work performed by the technical teams and any updated performance data related to the reserve differences. Such data was incorporated, as appropriate, by both parties into the reserve estimates.  NSAI's estimates, including any adjustments resulting from additional data, of those proved reserves and the pre-tax present value of such reserves discounted at ten percent did not differ from Pioneer's estimates by more than ten percent in the aggregate. However, when compared on a lease-by-lease basis, some of Pioneer's estimates were greater than those of NSAI and some were less than the estimates of NSAI. When such differences do not exceed ten percent in the aggregate and NSAI is satisfied that the proved reserves and pre-tax present value of such reserves discounted at ten percent are reasonable and that its audit objectives have been met, NSAI will issue an unqualified audit opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analyses by Pioneer and NSAI.  At the conclusion of the audit process, it was NSAI's opinion, as set forth in its audit letter, which is included as an exhibit to this Report, that Pioneer's estimates of the Partnership's proved oil and gas reserves included in the Original Evaluations and associated pre-tax future net revenues discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with petroleum engineering and evaluation principles.

See "Item 1A. Risk Factors" and "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis and Results of Operations" for additional discussions regarding proved reserves and their related cash flows.

Qualifications of reserves preparers and auditors.  The WWR is staffed by petroleum engineers with extensive industry experience and is managed by Pioneer's Director of WWR.  Pioneer's petroleum engineers meet the professional qualifications of reserves estimators and reserves auditors as defined by the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information," approved by the Board of the Society of Petroleum Engineers in 2001 and revised in 2007.  The WWR Director's qualifications include 32 years of experience as a petroleum engineer, with 25 years focused on reserves reporting for independent oil and gas companies, including Pioneer.  His educational background includes an undergraduate degree in Chemical Engineering and a Masters in Business Administration in Finance.  He is also a Chartered Financial Analyst ("CFA") charterholder and a member of the Oil and Gas Reserves Committee of the Society of Petroleum Engineers.

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699.  The technical person primarily responsible for auditing the Partnership's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 30 years of practical experience in petroleum engineering, including 29 years experience in the estimation and evaluation of proved reserves.  He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training, and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers.

Technologies used in reserves estimates. Pioneer uses reliable technologies to establish reserve estimates on behalf of the Partnership. The technology that Pioneer uses includes a combination of seismic data and interpretation, wireline formation tests, geophysical logs and core data to determine reserves estimates.

Proved reserves. The Partnership's proved reserves totaled 44,365 MBOE, 40,805 MBOE and 55,591 MBOE at December 31, 2009, 2008 and 2007, respectively, representing $262.3 million, $187.2 million and $987.3 million, respectively, of Standardized Measure. Changes in the Partnership's proved reserve volumes during the year ended December 31, 2009 included production of 2,243 MBOE, additions of 147 MBOE and revisions of previous estimates of 5,656 MBOE.  Revisions of previous estimates are comprised of 4,396 MBOE of positive price revisions and 1,260 MBOE of favorable technical revisions.  The Partnership's proved reserves at December 31, 2009 were determined using an average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2009.  On this basis, the price of oil and gas for 2009 proved reserve reporting purposes was $61.14 per barrel of oil and $3.87 per Mcf of gas, compared to year end NYMEX spot prices of $44.60 per barrel of oil and $5.71 per Mcf of gas at December 31, 2008.

Tabular proved reserves disclosures.  On a BOE basis, 73 percent of the Partnership's total proved reserves at December 31, 2009 were proved developed reserves. The following table provides information regarding the Partnership's proved reserves and Standardized Measure as of December 31, 2009:

	Summary of Oil and Gas Reserves as of December 31, 2009 Based on Average Fiscal Year Prices
					Standardized
	Oil	NGLs	Gas		Measure
	(MBbls)	(MBbls)	(MMcf)	MBOE	(in thousands)

Proved
Developed	19,726	7,396	30,548	32,213	$258,712
Undeveloped	8,015	2,451	10,116	12,152	3,584
Total proved (a)	27,741	9,847	40,664	44,365	$262,296
_______
(a)
See Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact of adopting the Reserve Ruling and ASU 2010-03 on the Partnership's proved reserves and Standardized Measure.

Proved undeveloped reserves.  As of December 31, 2009, the Partnership had 170 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2014), representing an increase of two proved undeveloped well locations (one percent) since December 31, 2008.  During 2009, three proved undeveloped well locations were drilled and completed as developed wells, at a net cost of $1.9 million.  The Partnership's proved undeveloped reserves totaled 12,152 MBOE and 11,050 MBOE at December 31, 2009 and 2008, respectively. Changes in the Partnership's proved undeveloped reserve volumes during the year ended December 31, 2009 included additions of 147 MBOE and revisions of previous estimates of 954 MBOE.  Revisions of previous estimates are primarily comprised of positive price revisions.  The Partnership's proved undeveloped well locations as of December 31, 2009 included 64 proved undeveloped well locations that have remained undeveloped for five years or more.  Prior to the 2009 Acquisition, all of the Partnership's proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer's inventory of undeveloped well locations in the Spraberry field.  In November 2009, the Partnership commenced a two-rig drilling program to develop its proved undeveloped properties.  The Partnership drilled six wells in 2009, but production on the new wells did not begin until early 2010.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital commitments" for more information about the Partnership's two-rig drilling program.  The following table represents the estimated timing and cash flows of developing the Partnership's proved undeveloped reserves as of December 31, 2009 (dollars in thousands):

	Estimated
	Future	Future	Future	Future
	Production	Cash	Production	Development	Future Net
Year Ended December 31, (a)	(MBOE)	Inflows	Costs	Costs	Cash Flows

2010	166	$7,936	$1,242	$40,290	$(33,596)
2011	481	23,122	3,991	41,379	(22,248)
2012	689	33,358	5,962	46,042	(18,646)
2013	874	42,484	7,882	31,919	2,683
2014	762	36,723	7,371	-	29,352
Thereafter	9,180	433,279	251,287	2,880	179,112
	12,152	$576,902	$277,735	$162,510	$136,657
______
(a)	Beginning in 2010 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling.

Description of Properties

Currently, the Partnership's oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field in the Permian Basin area of West Texas, all of which are operated by Pioneer, including 1,155 producing wells. The Partnership's interest in 1,037 of these wells is limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.

All of the Partnership's proved reserves at December 31, 2009 were located in the Spraberry field in the Permian Basin area of West Texas. According to the Energy Information Administration, the Spraberry field is the second largest oil field in the United States. The field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet.

Costs incurred for 2009 totaled $66.7 million and were comprised of $60.0 million, representing Pioneer's carrying value of the net assets at the completion date of the 2009 Acquisition, $5.7 million of development drilling expenditures associated with new wells and a $1.0 million increase in asset retirement obligations.  See Note B. "Summary of Significant Accounting Policies – Allocation of Owner's Net Equity and Partners' Equity" of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Selected Oil and Gas Information

The following tables set forth selected oil and gas information for the Partnership's properties as of and for each of the years ended December 31, 2009, 2008 and 2007. Because of normal production declines and drilling activities, the historical information presented below should not be interpreted as being indicative of future results.

Production, price and cost data.  The following tables set forth production, price and cost data with respect to the Partnership's properties for the years ended December 31, 2009, 2008 and 2007. These amounts represent the Partnership's historical results without making pro forma adjustments for any drilling activity that occurred during the respective years.

	Year Ended December 31,
	2009	2008	2007
Production information:
Annual sales volumes:
Oil (MBbls)	1,344	1,441	1,543
NGLs (MBbls)	518	476	602
Gas (MMcf)	2,281	2,133	2,318
Total (MBOE)	2,243	2,272	2,531
Average daily sales volumes:
Oil (Bbls)	3,683	3,937	4,226
NGLs (Bbls)	1,420	1,298	1,649
Gas (Mcf)	6,248	5,828	6,352
Total (BOE)	6,145	6,206	6,934
Average prices, including hedge results (a):
Oil (per Bbl)	$100.35	$107.79	$71.28
NGL (per Bbl)	$41.61	$48.41	$37.41
Gas (per Mcf)	$5.37	$7.06	$4.98
Revenue (per BOE)	$75.23	$85.14	$56.91
Average prices, excluding hedge results (a):
Oil (per Bbl)	$58.05	$99.71	$71.28
NGL (per Bbl)	$25.56	$45.84	$37.41
Gas (per Mcf)	$2.81	$6.24	$4.98
Revenue (per BOE)	$43.56	$78.69	$56.91
Average costs (per BOE):
Production costs:
Lease operating (b)	$14.04	$14.24	$9.21
Workover	1.46	2.85	1.80
Total production costs	$15.50	$17.09	$11.01
Production and ad valorem taxes:
Ad valorem	$2.09	$2.23	$1.60
Production	2.17	4.02	2.96
Total production and ad valorem taxes	$4.26	$6.25	$4.56
Depletion expense	$5.80	$5.10	$4.50
______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  Hedge results beginning February 1, 2009 represent the transfer to oil and gas revenues of net deferred hedge gains included in accumulated other comprehensive income as of the de-designation date.

(b)
Historical lease operating expense associated with those properties acquired in August 2009 and the Partnership's properties that were acquired in conjunction with the initial public offering in May 2008 include the direct internal costs of Pioneer to operate the properties.  The lease operating expense of the properties after they were acquired by the Partnership includes COPAS Fees.  Assuming the COPAS Fees had been charged in the Partnership Predecessor's historical results, the Partnership's lease operating expense would have been higher on a BOE basis by approximately $0.15, $1.03 and $2.63 for 2009, 2008 and 2007, respectively.

Productive wells.  The following table sets forth the number of productive oil and gas wells attributable to the Partnership's properties as of December 31, 2009, 2008 and 2007:

PRODUCTIVE WELLS (a)

	Gross Productive Wells			Net Productive Wells
	Oil	Gas	Total	Oil	Gas	Total

As of December 31, 2009	1,155	-	1,155	981	-	981
As of December 31, 2008	1,158	-	1,158	1,003	-	1,003
As of December 31, 2007	1,163	-	1,163	1,008	-	1,008
______
(a)
All of the Partnership's wells are operated by Pioneer.  Productive wells consist of producing wells and wells capable of production, including shut-in wells.  The Partnership had no multiple completion wells as of December 31, 2009.

Leasehold acreage. The following table sets forth information about the Partnership's developed and undeveloped leasehold acreage as of December 31, 2009:

	Developed Acreage		Undeveloped Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres

Spraberry field	8,028	7,575	6,844	6,494

The following table sets forth the expiration dates of the leases on the Partnership's gross and net undeveloped acres as of December 31, 2009:

	Acres Expiring (a)
	Gross	Net
2010	2,081	2,052
______
(a)
The Partnership's undeveloped acreage represents proved undeveloped acreage held by productive wells except for 2,081 acres (2,052 net acres) that are subject to a continuous drilling commitment.  The continuous drilling commitment obligates Pioneer and the Partnership to spud a well by February 1, 2010, which was done, and then spud another well thereafter within 120 days of completing the previous well.  These acres will not expire if the continuous drilling commitment is fulfilled.

Drilling activities.  The following table sets forth the number of gross and net productive and dry hole wells that were drilled during 2009, 2008 and 2007, in which the Partnership owns an interest. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Partnership of productive wells compared to the costs of dry holes.

DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Productive wells: (a)
Development	6	9	11	6	9	10
Exploratory	-	-	-	-	-	-
Dry holes:
Development	-	-	-	-	-	-
Exploratory	-	-	-	-	-	-
Total	6	9	11	6	9	10
______
(a)	As of December 31, 2009, drilling on two gross wells (two net wells) was in progress. The Partnership had no wells upon which drilling was in progress as of December 31, 2008 and 2007.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership did not submit any matters to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership's common units are listed and traded on the NYSE under the symbol "PSE." The Board of Directors of the General Partner declared distributions to unitholders totaling $2.00 per unit during 2009.  On January 25, 2010, the Board of Directors of the General Partner declared a $0.50 per unit distribution payable on February 11, 2010 to unitholders of record on February 4, 2010.

The following table sets forth quarterly high and low prices of the Partnership's common units and distributions declared per unit for the years ended December 31, 2009 and 2008:

			Dividends
			Declared
	High	Low	Per Unit
Year ended December 31, 2009
Fourth quarter	$22.67	$18.51	$0.50
Third quarter	$21.25	$17.03	$0.50
Second quarter	$20.03	$15.50	$0.50
First quarter	$17.60	$13.01	$0.50

Year ended December 31, 2008
Fourth quarter	$17.20	$9.98	$0.50
Third quarter	$22.68	$14.35	$0.31
Second quarter	$22.58	$18.92	$-

On February 23, 2010, the last reported sales price of the Partnership's common units, as reported in the NYSE composite transactions, was $22.50 per unit.

As of February 23, 2010, the Partnership's common units were held by 14 holders of record. This number does not include owners for whom common units may be held in "street" name.

During the fourth quarter of 2009, the Partnership did not repurchase any common units.

Cash Distributions to Unitholders

The Partnership Agreement requires that, within 45 days after the end of each quarter, the Partnership distribute all of its available cash. The term "available cash," for any quarter, means the Partnership's cash on hand, including cash from borrowings, at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures, operational needs and distributions for any one or more of the next four quarters.

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

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended December 31, 2009 for the Partnership should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:	(in thousands, except per unit data)
Revenues:
Oil and gas	$168,717	$193,394	$144,038	$126,918	$106,265
Interest and other	210	192	-	-	-
	168,927	193,586	144,038	126,918	106,265
Costs and expenses:
Oil and gas production (a)	34,749	38,807	27,879	24,133	19,589
Production and ad valorem taxes	9,547	14,213	11,550	11,124	8,902
Depletion, depreciation and amortization	13,016	11,582	11,382	9,678	7,943
General and administrative	4,790	6,227	5,643	5,345	5,537
Accretion of discount on asset retirement obligations	484	144	143	136	127
Interest	1,160	621	-	-	-
Derivative losses, net (b)	78,265	-	-	-	-
Other, net	549	890	5	25	70
	142,560	72,484	56,602	50,441	42,168
Income before taxes	26,367	121,102	87,436	76,477	64,097
Income tax provision	(46)	(1,326)	(920)	(323)	-
Net income	$26,321	$119,776	$86,516	$76,154	$64,097

Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$(1,598)	$59,038	$86,516	$76,154	$64,097
Net income applicable to the Partnership	27,919	60,738	-	-	-
Net income	$26,321	$119,776	$86,516	$76,154	$64,097

Allocation of net income applicable to the Partnership:
General partner's interest in net income	$28	$61
Limited partners' interest in net income	27,891	60,677
Net income applicable to the Partnership	$27,919	$60,738

Net income per common unit – basic and diluted	$0.92	$2.02
Weighted average common units outstanding – basic and diluted	30,399	30,009
Distributions declared per common unit	$2.00	$0.81

Balance Sheet Data (as of December 31):
Total assets	$256,638	$367,164	$217,702	$209,687	$174,399
Long-term debt	$67,000	$-	$-	$-	$-
Partners' equity	$141,273	$347,831	$207,569	$196,498	$164,576
________
(a)
Historical oil and gas production costs associated with those properties acquired in August 2009 and the Partnership's properties that were acquired in conjunction with the initial public offering in May 2008 include the direct internal costs of Pioneer to operate the properties.  The oil and gas production costs of the properties after they were acquired by the Partnership include COPAS Fees.

(b)
On January 31, 2009, the Partnership discontinued hedge accounting for its derivative contracts and began using the mark-to-market method of accounting for derivatives.  See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the Partnership's derivative contracts and associated accounting methods.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

In May 2008, the Partnership completed its initial public offering of 9,487,500 common units representing limited partner interests (the "Offering"). Prior to the Offering, Pioneer owned all of the general and limited partner interests in the Partnership. Pioneer formed Pioneer Southwest Energy Partners USA LLC ("Pioneer Southwest LLC") to hold certain of the Partnership's oil and gas properties located in the Spraberry field in the Permian Basin of West Texas (the "Spraberry field").  To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest LLC for additional general and limited partner interests in the Partnership, (ii) sold to the Partnership its remaining interest in Pioneer Southwest LLC for $141.1 million, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest LLC to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option (the transactions described in (i), (ii) and (iii) above are referred to in the aggregate as the "2008 IPO Acquisitions") and (iv) caused Pioneer Natural Resources GP LLC (the "General Partner") to contribute $24 thousand to the Partnership to maintain the General Partner's 0.1 percent general partner interest in conjunction with the exercise of the underwriters' over-allotment option. As a result of the transactions described in (i) and (ii) above, Pioneer Southwest LLC became a wholly-owned subsidiary of the Partnership.

On August 31, 2009, the Partnership completed an acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred herein as the "2009 Acquisition").

Because the 2009 Acquisition represents a transaction between entities under common control, the Partnership's operating and financial results, including the accompanying consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," have been recast for all periods prior to the 2009 Acquisition, similar to a pooling of interests, to include the financial position, results of operations and cash flows of the assets acquired and liabilities assumed in the 2009 Acquisition.  The recast historical financial information presents the acquired assets as if they were owned by the Partnership for all periods presented.  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Partnership's accounting presentations.

The balances and activity included in the Partnership's financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor". Therefore, the financial statements and financial information for the years ended December 31, 2009, 2008 and 2007 reflect the operations of the Partnership combined with the Partnership Predecessor for all periods presented.

Financial and Operating Performance

The Partnership's financial and operating performance for 2009 included the following highlights:

•
Net income decreased 78 percent to $26.3 million in 2009 from $119.8 million in 2008.  The decrease in earnings is primarily attributable to (i) $67.0 million of unrealized net derivative losses recorded in 2009 under the mark-to-market accounting method and (ii) declines in realized commodity prices during 2009, partially offset by (iii) the financial impact of operating cost reduction initiatives.

•	Daily sales volumes declined one percent to 6,145 BOEPD in 2009, as compared to 6,206 BOEPD for 2008.
•	Average reported oil, NGL and gas sales prices decreased to $100.35, $41.61 and $5.37, respectively, during 2009 as compared to $107.79, $48.41 and $7.06, respectively, for 2008.
•	Net cash provided by operating activities decreased by $49.9 million, or 38 percent, as compared to 2008, primarily due to lower realized commodity prices and changes in working capital.

Significant Events

Acquisition from Pioneer.  On August 31, 2009, the Partnership completed an acquisition of oil and gas properties in the Spraberry field (the "2009 Acquisition") pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009.  Associated therewith, the Partnership paid Pioneer $168.2 million of cash, including customary closing adjustments, and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities that were assigned by Pioneer to the Partnership.  The 2009 Acquisition was funded with cash on hand and borrowings under the Partnership's credit facility.

Drilling opportunities.  The 2009 Acquisition included proved undeveloped leasehold acreage representing approximately 170 40-acre drilling locations.  As part of the acquisition, the Partnership announced its plans to initiate a two-rig drilling program in the fourth quarter of 2009 to develop its acreage.  Under its announced drilling plan, the Partnership drilled six wells in 2009 and, based on current plans, expects to drill approximately 50 wells in 2010.

During 2008, Pioneer initiated a program to test 20-acre infill drilling performance in the Spraberry field.  Pioneer drilled and completed eleven 20-acre wells in 2008 and completed nine additional 20-acre wells in 2009 with encouraging results.  The Partnership's future investing activities may include expenditures to drill a limited number of 20-acre locations surrounding the Partnership's wells if forecasted drilling costs and operating margins justify the expenditures.

2009 equity offering.  On November 16, 2009, the Partnership completed the 2009 Equity Offering of 3,105,000 of its common units representing limited partner interests.  Net proceeds from the 2009 Equity Offering of $61.0 million were used to reduce credit facility borrowings.  Following the 2009 Equity Offering, Pioneer owns a 61.9 percent limited partner interest in the Partnership.

Modernization of oil and gas reporting.  During 2009, the SEC issued the Reserve Ruling and the FASB issued ASU 2010-03.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 which impact the Partnership's disclosures and consolidated financial statements are as follows:

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices,

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty,"
•	Broadening the types of technology that an issuer may use to establish reserves estimates and categories, and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures, including the following new disclosure provisions:
o	Disclosure of an issuer's internal controls over reserves estimation and the qualifications of the business entity or individual preparing or auditing the reserves estimates,
o	Disclosure based on a new definition of the term "geographic area," and
o	Disclosure of the development of proved undeveloped reserves.

See "Item 2. Properties," "Results of Operations – Depletion, depreciation and amortization expense" below and supplementary disclosures in "Item 8. Financial Statements and Supplementary Data" for associated disclosures and information about how the adoption of the Reserve Ruling and ASU 2010-03 impacted the Partnership.

Commodity prices.  Beginning in the second half of 2008 and continuing throughout 2009, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same time period, North American gas supply was increasing as a result of the rise in domestic unconventional gas production. The combination of lower energy demand due to the economic slowdown and higher North American gas supply resulted in significant declines in oil, NGL and gas prices. While oil and NGL prices started to steadily increase beginning in the second quarter of 2009, gas prices remained volatile throughout 2009 due to high storage levels and increasing gas supply.  The outlook for a worldwide economic recovery in 2010 remains uncertain, and the timing of a recovery in worldwide demand for energy is difficult to predict.  As a result, it is likely that commodity prices during 2010 will continue to be volatile.

To mitigate the risk associated with commodity price volatility, the Partnership has entered into commodity price derivatives.  As of December 31, 2009, the Partnership had oil swap and collar contracts equivalent to approximately 90 percent of its forecasted production for the years 2010 through 2012 and 85 percent of its forecasted production for 2013; NGL swap contracts for approximately 55 percent of its forecasted production for the years 2010 and 2011 and for approximately 50 percent of its forecasted production for 2012; and gas swap contracts for approximately 90 percent of its forecasted production for the year 2010, approximately 45 percent of its forecasted production for 2011 and approximately 40 percent of its forecasted production for the years 2012 and 2013.

Although the Partnership has entered into derivative contracts on a large portion of its production volumes through 2013, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Partnership could enter into derivative contracts on additional volumes in the future. As a result, the Partnership's internal cash flows would be reduced for affected periods. The timing, duration and magnitude of any period of lower commodity prices cannot be predicted. A sustained decline in commodity prices could result in a shortfall in expected cash flows and require the Partnership to reduce its distributions.  Additionally, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under its credit facility. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's derivative contracts.

First Quarter 2010 Outlook

Based on current estimates, the Partnership expects that production will average 5,800 to 6,200 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas.  Depletion, depreciation and amortization ("DD&A") expense is expected to average $5.00 to $6.00 per BOE.

General and administrative expense is expected to be $1 million to $2 million.  Interest expense is expected to be $400 thousand to $600 thousand and accretion of discount on asset retirement obligations is expected to be nominal.

The Partnership's cash taxes and effective income tax rate are expected to be approximately one percent of earnings before income taxes, as a result of the Partnership being subject to the Texas margin tax.

Results of Operations

Oil and gas revenues.  Oil and gas revenues totaled $168.7 million, $193.4 million and $144.0 million during 2009, 2008 and 2007, respectively.  The decrease in revenue during 2009, as compared to 2008, was primarily due to decreases in commodity prices and a slight decrease in average daily sales volumes.  Average reported oil, NGL and gas prices for 2009 decreased by seven percent, 14 percent and 24 percent, respectively, as compared to the respective 2008 reported prices.  The revenue increase during 2008, as compared to 2007, was primarily due to increases in commodity prices, partially offset by a 10 percent decrease in average daily sales volumes, principally due to normal production declines and the curtailment of production during the third and fourth quarters as a result of damage done by Hurricane Ike to third-party fractionation facilities.  The average reported oil, NGL and gas prices for 2008, as compared to 2007, increased by 51 percent, 29 percent and 42 percent, respectively.

The following table provides average daily sales volumes for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Oil (Bbls)	3,683	3,937	4,226
NGLs (Bbls)	1,420	1,298	1,649
Gas (Mcf)	6,248	5,828	6,352
Total (BOE)	6,145	6,206	6,934

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Average reported prices:
Oil (per Bbl)	$100.35	$107.79	$71.28
NGL (per Bbl)	$41.61	$48.41	$37.41
Gas (per Mcf)	$5.37	$7.06	$4.98
Total (per BOE)	$75.23	$85.14	$56.91
Average realized prices:
Oil (per Bbl)	$58.05	$99.71	$71.28
NGL (per Bbl)	$25.56	$45.84	$37.41
Gas (per Mcf)	$2.81	$6.24	$4.98
Total (per BOE)	$43.56	$78.69	$56.91

Derivative activities. The Partnership utilizes commodity swap and collar contracts to reduce the impact of commodity price volatility on the Partnership's net cash provided by operating activities.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and from that date forward began accounting for all derivative instruments using the mark-to-market accounting method.  Consequently, since February 1, 2009, the Partnership has recognized changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.

Interest.  The Partnership's interest income totaled $210 thousand and $192 thousand during 2009 and 2008, respectively.  Prior to the Offering, the Partnership did not maintain cash balances and did not earn interest income.

Oil and gas production costs.  The Partnership's oil and gas production costs totaled $34.7 million, $38.8 million and $27.9 million during 2009, 2008 and 2007, respectively. Total production costs per BOE decreased during 2009 by nine percent as compared to 2008 primarily due to the financial impact of cost reduction initiatives implemented by Pioneer, including reductions in electricity costs, saltwater disposal fees and oilfield services costs.  Workover costs were significantly lower in 2009, as compared to 2008, primarily as a result of lower commodity prices reducing the return on investment associated with certain workovers such that they were not economical to perform.

The Partnership Predecessor's lease operating expense includes an allocation of Pioneer's direct internal costs associated with the operation of the properties prior to their acquisition by the Partnership. Upon completion of the 2008 IPO Acquisitions and the 2009 Acquisition, Pioneer, as operator, began charging the Partnership COPAS Fees, instead of the direct internal costs incurred by Pioneer. Assuming the COPAS Fee had been charged in the Partnership Predecessor's historical results, the lease operating expense would have been higher on a BOE basis by $0.15, $1.03 and $2.63 for 2009, 2008 and 2007, respectively.

Total production costs per BOE increased during 2008 by 55 percent as compared to 2007 primarily due to (i) normal production declines over which the fixed portion of production costs per BOE are attributed, (ii) increases in lease operating expense due to increased electricity costs, salt water disposal fees and oilfield well servicing activity and general oilfield services price inflation, (iii) increases in overhead charges as a result of COPAS Fees and (iv) increases in workover costs incurred to maximize production volumes as wells mature.

The following table provides the components of the Partnership's production costs per BOE for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Lease operating expenses	$14.04	$14.24	$9.21
Workover costs	1.46	2.85	1.80
Total production costs	$15.50	$17.09	$11.01

Production and ad valorem taxes.  The Partnership recorded production and ad valorem taxes of $9.5 million, $14.2 million and $11.5 million during 2009, 2008 and 2007, respectively.  The decrease in 2009 was primarily the result of overall declines in commodity prices.  The increase during 2008, as compared to 2007, was primarily the result of overall increases in commodity prices.

The following table provides the components of the Partnership's total production and ad valorem taxes per BOE for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Ad valorem taxes	$2.09	$2.23	$1.60
Production taxes	2.17	4.02	2.96
Total production and ad valorem taxes	$4.26	$6.25	$4.56

Depletion, depreciation and amortization expense.  The Partnership's depletion expense was $5.80, $5.10 and $4.50 per BOE for 2009, 2008 and 2007, respectively. During 2009, the increase in per BOE depletion expense was primarily due to the declines in end-of-well-life reserve volumes as a result of lower commodity prices during 2009, as compared to 2008.

During 2009, the Partnership adopted the provisions of the Reserve Ruling and ASU 2010-03.  The Reserve Ruling and ASU 2010-03, which became effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009, changed the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices, added to and amended certain definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty," and broadened the types of technology that an issuer may use to establish reserves estimates and categories.  The new pricing provisions of the Reserve Ruling reduced the Partnership's fourth quarter 2009 end-of-well-life reserves from what they would have been under the previous definition of proved reserves that used end of period pricing, thereby increasing the Partnership's DD&A expense in the fourth quarter of 2009 by approximately $337 thousand, or $0.15 per BOE for the year ended December 31, 2009.  The other provisions of the Reserve Ruling and ASU 2010-03 did not have a material effect on the Partnership as of and for the periods ended December 31, 2009.

During 2008, the increase in per BOE depletion expense was primarily due to negative price revisions to proved reserves during the fourth quarter as a result of lower year-end commodity prices.

General and administrative expense.  General and administrative expense totaled $4.8 million, $6.2 million and $5.6 million during 2009, 2008 and 2007, respectively. The decrease in general and administrative expense during 2009, as compared to 2008, was primarily due to a reduction in the per BOE rate used to allocate a portion of Pioneer's general and administrative expense to the Partnership.  The increase in general and administrative expense during 2008, as compared to 2007, was primarily due to legal, accounting and other costs associated with being a public company that were not necessary prior to the Offering.  The Partnership Predecessor's general and administrative expense consisted of an allocation of a portion of Pioneer's general and administrative expense based on the Partnership Predecessor's production as compared to Pioneer's total production from its United States properties (other than Alaska), as measured on a per-barrel-of-oil-equivalent basis. The Partnership and Pioneer entered into an Administrative Services Agreement as of May 6, 2008, pursuant to which Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the

Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services.  Pioneer has informed the Partnership that expenses will be reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer.  Subsequent to the Offering, the Partnership is also responsible for paying for direct third-party services.  See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the general and administrative expense allocations to the Partnership.

Interest expense.  Interest expense was $1.2 million for 2009, as compared to $621 thousand for 2008.  Prior to the 2009 Acquisition in August 2009, the Partnership's interest expense related primarily to fees associated with maintaining its credit facility.  Interest expense increased during 2009, as compared to 2008, because the Partnership had no outstanding debt prior to the 2009 Acquisition.  The Partnership borrowed $138.0 million under its credit facility to fund a portion of the cash consideration associated with the 2009 Acquisition.  The Partnership used the proceeds from the 2009 Equity Offering in November 2009 to pay down a portion of its credit facility borrowings, resulting in outstanding borrowings of $67.0 million at December 31, 2009.  For the four-month period subsequent to the 2009 Acquisition, the Partnership's weighted average debt outstanding under its credit facility was $115.1 million.  The Partnership's 2009 interest expense increased primarily as a result of this increase in indebtedness.  See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's long-term debt and interest expense.

Other expenses.  Other expenses were $549 thousand during 2009 as compared to $890 thousand during 2008 and $5 thousand during 2007.  Other expenses in 2009 related primarily to the professional costs associated with the 2009 Acquisition.  Other expenses in 2008 related primarily to the Partnership's evaluation of a potential assignment by Pioneer to the Partnership of Pioneer's option to acquire an incremental interest in a gas processing plant partially owned by Pioneer.

Derivative loss, net.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method.  Fluctuations in commodity prices since February 1, 2009 have impacted the fair value of the Partnership's derivative instruments and resulted in net mark-to-market derivative losses of $78.3 million for 2009.  For 2008, the Partnership accounted for its derivative instruments as cash flow hedges and effective changes in the fair values of the derivative instruments were recognized in AOCI - Hedging.  See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the types of derivative transactions in which the Partnership participates.

Income tax provision. The Partnership recognized income tax provisions of $46 thousand, $1.3 million and $920 thousand during 2009, 2008 and 2007, respectively.  The Partnership's tax provision is reflective of the Texas margin tax.  See Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's income taxes.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Partnership's primary cash funding needs will be for production growth through drilling initiatives and acquisitions and for unitholder distributions. The Partnership may use any combination of internally- and externally-financed sources to fund drilling activities, acquisitions and unitholder distributions, including borrowings under its credit facility and funds from future private and public equity and debt offerings.

In conjunction with the undeveloped properties acquired in the 2009 Acquisition, the Partnership commenced a two-rig drilling program in November 2009.  The Partnership drilled six wells in 2009 and plans to drill approximately 50 wells during 2010 at a net cost of approximately $45 million.  The Partnership expects to fund the 2010 drilling program primarily from internal operating cash flows and, to a lesser extent, from borrowings under its credit facility.  Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership's production and cash flow.  The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.50 per unit per quarter, or $2.00 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the fourth quarter of 2009 of $0.50 per unit was declared by the Board of Directors of the General Partner on January 25, 2010 and was paid on February 11, 2010 to unitholders of record on February 4, 2010.

Oil and gas properties.  Excluding the payments related to the carrying value of the 2009 Acquisition and the 2008 IPO Acquisitions, the Partnership's cash expenditures for additions to oil and gas properties during 2009, 2008 and 2007 totaled $3.8 million, $15.6 million and $18.6 million, respectively.  Additions to oil and gas properties during 2009 reflect expenditures associated with the six wells drilled in 2009 as part of the two-rig drilling program started in November 2009.  The Partnership's expenditures for additions to oil and gas properties for 2009, 2008 and 2007 were funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of December 31, 2009, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations, derivative instruments and contingent VPP obligations.  Borrowings outstanding under its credit facility were $67.0 million at December 31, 2009.  As of December 31, 2009, the Partnership's derivative instruments represented assets of $39.8 million and liabilities of $33.8 million; however, they continue to have market risk and represent contractual obligations of the Partnership.  The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time.  The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and the forecasted commodity risks.  See Notes C, F and H of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility.  As of December 31, 2009, the Partnership's asset retirement obligations had increased approximately $678 thousand from December 31, 2008.  As of December 31, 2009, the Partnership was not a party to any material off-balance sheet arrangements.

A substantial portion of the properties that the Partnership owns is subject to Pioneer's VPP. Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. If Pioneer were to default in its obligation with respect to the Partnership's volumes delivered pursuant to the VPP obligation, the decrease in the Partnership's production would result in a decrease in the Partnership's cash available for distribution.  The VPP obligation expires at the end of 2010.

The following table summarizes by period the payments due by the Partnership for contractual obligations estimated as of December 31, 2009:

		Payments Due by Year
		2010	2011 and	2013 and	Thereafter
	Total		2012	2014
		(in thousands)

Long-term debt (a)	$67,000	$-	$-	$67,000	$-
Derivative obligations	$33,811	$3,606	$20,958	$9,247	$-
Other liabilities (b)	$7,105	$500	$1,000	$1,000	$4,605
Total	$107,916	$4,106	$21,958	$77,247	$4,605
_______
(a)
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for information regarding estimated future interest payment obligations under long-term debt obligations and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."  The amount included in the table above represents principal maturities only.

(b)
The Partnership's other liabilities represent the current and noncurrent portions of the Partnership's asset retirement obligations for which neither the ultimate settlement amounts nor their timing can be precisely determined in advance.

Capital resources.  The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings.  For 2010, the Partnership expects to use cash flow from operations and the available borrowing capacity under its credit facility to fund its drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions.

Operating activities. Net cash provided by operating activities during 2009, 2008 and 2007 was $82.5 million, $132.5 million and $94.0 million, respectively. The decrease in net cash provided by operating activities in 2009, as compared to that of 2008, was primarily due to decreased oil, NGL and gas sales prices and changes in working capital. The increase in net cash provided by operating activities in 2008, as compared to that of 2007, was primarily due to increased oil, NGL and gas sales prices, partially offset by declines in sales volumes and increased production costs.

As described in "Commodity prices," the commodity price declines that have occurred since mid-2008, although mitigated by the Partnership's derivative activities, have reduced the Partnership's internal cash flows as compared to 2008.  The timing and magnitude of commodity price declines and recoveries cannot be predicted, but a sustained decline in commodity prices could negatively impact the Partnership's ability to replace declining production and result in a decrease to unitholder distributions in the future.

Investing activities. Net cash used in investing activities during 2009 was $58.5 million, as compared to $157.9 million during 2008 and $18.6 million during 2007. The decrease in net cash used in investing activities during 2009 as compared to 2008 was primarily due to limited additions to oil and gas properties during 2009 and the difference in the relative transaction sizes between the 2008 IPO Acquisition and the 2009 Acquisition.  Future investing activities will include expenditures associated with the two-rig program to drill proved undeveloped well locations that commenced in the fourth quarter of 2009.  The increase in net cash used by investing activities during 2008, as compared to 2007, was primarily due to the acquisition of Pioneer's carrying value in the properties included in the 2008 IPO Acquisitions.

Financing activities. Net cash used in financing activities for 2009 was $53.4 million, as compared to net cash provided by financing activities of $55.4 million for 2008 and net cash used in financing activities of $75.4 million during 2007.  The decrease in net cash provided by financing activities during 2009, as compared to 2008, was primarily due to a decline in proceeds from the 2009 Equity Offering as compared to the Offering in 2008, the relative increase in the payment for the 2009 Acquisition in excess of the carrying value of the net assets acquired as compared to the 2008 IPO Acquisitions and an increase in distributions to unitholders, partially offset by credit facility net borrowings in 2009 and a decrease in net distributions to the owner of the Partnership Predecessor.  The increase in net cash provided by financing activities during 2008, as compared to 2007, was primarily due to proceeds received from the Offering, partially offset by the 2008 IPO Acquisitions purchase price in excess of Pioneer's carrying value and an increase in aggregate distributions to the Partnership's owner and partners.  The Partnership's financing activities for periods prior to the Offering were limited to distributions of cash to Pioneer.

During 2009, the Partnership paid cash distributions to unitholders of $60.1 million ($2.00 per unit).  Future distributions and the timing and amount thereof are at the discretion of the Board of Directors of the General Partner.  See "Capital commitments" for information about the Partnership's cash distributions paid in February 2010.

Liquidity.  The Partnership's principal source of short-term liquidity is cash generated from its operations and availability under its credit facility.  As of December 31, 2009, the Partnership had $67.0 million outstanding on its credit facility and approximately $225 million of remaining borrowing capacity under the credit facility.  The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders.  See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the credit facility.

The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the credit facility and, to the extent available, funds from future private and public equity and debt offerings. As discussed above under "Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the two-rig drilling program commenced in the fourth quarter of 2009), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales or reduced distributions. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

The Partnership Agreement allows the Partnership to borrow funds to make distributions. The Partnership may borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain its level of distributions. In addition, the Partnership plans to continue to use derivative contracts to protect the cash flow associated with a significant portion of its production. The Partnership is generally required to settle its commodity derivatives within five days of the end of a month. As is typical in the oil and gas industry, the Partnership does not generally receive the proceeds from the sale of its production until 45 to 60 days following the end of the month. As a result, when commodity prices increase above the fixed price in the derivative contracts, the Partnership will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before the Partnership receives the proceeds from the sale of its production. If this occurs, the Partnership may make working capital borrowings to fund its distributions.

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

Derivative assets and liabilities.  The Partnership is a party to derivative contracts that represent material assets and liabilities as of December 31, 2009.  In accordance with GAAP, the Partnership records its derivative assets and liabilities at their estimated fair values, the determination of which requires management to make judgments and estimates about observable and unobservable inputs such as forward commodity prices, credit-adjusted interest rates and volatility factors.  See Notes C and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative instruments.

Asset retirement obligations.  The Partnership has obligations to remove tangible equipment and facilities and to restore the land at the end of oil and gas production operations. The Partnership's removal and restoration obligations are primarily associated with plugging and abandoning wells operated by Pioneer. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

Successful efforts method of accounting.  The Partnership utilizes the successful efforts method of accounting for oil and gas properties as opposed to the alternatively acceptable full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense.  Historically, the Partnership has not had any exploratory drilling activities or incurred geological and geophysical costs, and therefore the financial results utilizing the successful efforts method did not significantly differ from that of the full cost method. However, in the future, if the Partnership drills unsuccessful exploratory wells or incurs geological and geophysical costs, these activities will negatively impact its future financial results of the period in which such costs occur.

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

The Partnership's proved reserve information included in this Report as of December 31, 2009, 2008 and 2007 were prepared by Pioneer's reservoir engineers and, except for the December 31, 2008 and 2007 proved reserves associated with the 2009 Acquired Property Interests and the December 31, 2007 incremental reserves associated with the Over-allotment Property Interests, were audited by independent petroleum engineers. Estimates prepared by third parties may be higher or lower than those included herein.

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

It should not be assumed that the Standardized Measure as of December 31, 2009 included in the Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" is the current market value of the Partnership's estimated proved reserves. In accordance with SEC requirements, the Partnership calculated the Standardized Measure using the average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2009 and prevailing operating and development costs at the end of the year. Actual future prices and costs may be materially higher or lower than the prices and costs used in the calculation of the Standardized Measure. See "Item 1A. Risk Factors" and "Item. 2 Properties" for additional information regarding estimates of proved reserves.

The Partnership's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Partnership records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost wells. In addition, a decline in proved reserve estimates may impact the outcome of the Partnership's assessment of its proved properties for impairment.

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

New Accounting Pronouncements

The information regarding new accounting pronouncements is included in Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative information is provided about financial instruments to which the Partnership was a party as of December 31, 2009 and 2008, and from which the Partnership may incur future gains or losses from changes in commodity prices or market interest rates.

The fair value of the Partnership's derivative contracts is based on the Partnership's valuation models and applications, which are validated against counterparties' estimates. The Partnership did not change its valuation method during 2009.  During 2009, the Partnership was a party to commodity swap, collar contracts and commodity collar contracts with short put options. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts. The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during 2009 (in thousands):

Derivative
Contract Net
Assets (a)

Fair value of contracts outstanding as of December 31, 2008	$117,065
Novation of derivative contracts from Pioneer	(5,225)
Changes in contract fair values	(61,805)
Contract terminations	(44,020)
Fair value of contracts outstanding as of December 31, 2009	$6,015
_______
(a)         Represents the fair values of open derivative contracts subject to market risk.

Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method.  Therefore, since February 1, 2009, the Partnership recognizes changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.

Quantitative Disclosures

Interest rate sensitivity.  The following table provides information about financial instruments to which the Partnership was a party as of December 31, 2009 that were sensitive to changes in interest rates.  The table presents maturities by expected maturity date, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the debt's estimated fair value.  The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on February 23, 2010.

					Liability
					Fair Value at
	Year Ending December 31,				December 31,
	2010	2011	2012	2013	2009
	(in thousands, except percentages)
Total Debt:
Variable rate principal
maturities	$-	$-	$-	$67,000	$68,495
Weighted average
interest rate	1.41%	2.70%	3.99%	4.76%

Commodity price sensitivity.  The following tables provide information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2009.  Although mitigated by the Partnership's derivative activities, declines in commodity prices will reduce the Partnership's revenues and internal cash flows.

Commodity derivative instruments.  The Partnership manages commodity price risk with derivative contracts, such as swap contracts, collar contracts and collar contracts with short put options. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices for the Partnership on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Partnership's realized price will exceed the variable market prices by the floor price-to-short put price differential. With collar contracts, if the relevant market price is above the ceiling price, the Partnership pays the derivative counterparty the difference between the market price and the ceiling price; if the relevant market price is between the ceiling price and the floor price, the derivative has no cash settlement value; and, if the relevant market price is below the floor price, the Partnership receives the difference between the floor price and the market price from the counterparty. Collar contracts with short puts are similar to collar contracts, except that if the relevant market price is below the short put price, the Partnership receives the difference between the floor price and short put price from the counterparty.
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

Oil Price Sensitivity
Derivative Financial Instruments as of December 31, 2009

					Asset (Liability)
					Fair Value at
	Year Ending December 31,				December 31,
	2010	2011	2012	2013	2009
Oil Derivatives:					(in thousands)
Average daily notional Bbl volumes (a):
Swap contracts	2,500	750	3,000	3,000	$(9,343)
Weighted average fixed price per Bbl	$93.34	$77.25	$79.32	$81.02
Collar contracts	-	2,000	-	-	$23,107
Weighted average ceiling price per Bbl	$-	$170.00	$-	$-
Weighted average floor price per Bbl	$-	$115.00	$-	$-
Collar contracts with Short Puts	1,000	1,000	1,000	1,000	(5,932)
Weighted average ceiling price per Bbl	$87.75	$99.60	$103.50	$111.50
Weighted average floor price per Bbl	$70.00	$70.00	$80.00	$83.00
Weighted average short put price per Bbl	$55.00	$55.00	$65.00	$68.00
Average forward NYMEX oil prices (b)	$80.68	$83.18	$84.59	$85.53
______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)      The average forward NYMEX oil prices are based on February 23, 2010 market quotes.

NGL Price Sensitivity
Derivative Financial Instruments as of December 31, 2009

	Year Ending December 31,			Asset (Liability)
				Fair Value at December 31,
	2010	2011	2012	2009
NGL Derivatives:				(in thousands)
Average daily notional Bbl volumes (a):
Swap contracts	750	750	750	$(4,905)
Weighted average fixed price per Bbl	$52.52	$34.65	$35.03
Average forward Mont Belvieu NGL prices (b)	$44.79	$42.96	$42.75
_______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)
Forward Mont Belvieu NGL prices are not available as formal market quotes.  These forward prices represent estimates as of February 23, 2010 provided by third parties who actively trade in the derivatives.  Accordingly, these prices are subject to estimates and assumptions.

Gas Price Sensitivity
Derivative Financial Instruments as of December 31, 2009

					Fair Value at
	Year Ending December 31,				December 31,
	2010	2011	2012	2013	2009
Gas Derivatives:					(in thousands)
Average daily notional MMBtu volumes (a):
Swap contracts	5,000	2,500	2,500	2,500	$3,671
Weighted average fixed price per MMBtu (b)	$7.44	$6.65	$6.77	$6.89
Average forward NYMEX gas prices (c)	$5.12	$5.81	$6.09	$6.29
Average daily notional MMBtu volumes (a):
Basis swap contracts	2,500	-	-	-	$(583)
Weighted average fixed price per MMBtu (b)	$(0.87)	$-	$-	$-
______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)
To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of the swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index, which is highly correlated with the indices where the Partnership's forecasted gas sales are expected to be priced.

(c)       The average forward NYMEX gas prices are based on February 23, 2010 market quotes.

Qualitative Disclosures

            The Partnership's primary market risk exposures are from changes in commodity prices and interest rates.  As of December 31, 2008, the Partnership had no long-term borrowings or significant market risk exposure associated with changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Pioneer Natural Resources GP LLC and the
Unitholders of Pioneer Southwest Energy Partners L.P.

We have audited the accompanying consolidated balance sheets of Pioneer Southwest Energy Partners L.P. (the "Partnership") as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Southwest Energy Partners L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective January 1, 2009, the Partnership retroactively changed its method of calculating basic and diluted net income per common unit with the adoption of the guidance originally issued in FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB ASC Topic 260, Earnings Per Share).  Additionally, as discussed in Note B to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures, effective for annual reporting periods ended on or after December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Southwest Energy Partners L.P.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2010

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2009	2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$625	$29,936
Accounts receivable	14,162	12,606
Inventories	851	1,941
Prepaid expenses	260	105
Derivatives	16,042	51,261
Total current assets	31,940	95,849
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	311,730	305,075
Accumulated depletion, depreciation and amortization	(113,386)	(100,370)
Total property, plant and equipment	198,344	204,705
Deferred income taxes	1,964	-
Other assets:
Derivatives	23,784	65,804
Other, net	606	806
	$256,638	$367,164

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$6,139	$5,824
Due to affiliates	697	5,968
Interest payable	26	-
Income taxes payable to affiliate	460	492
Deferred income taxes	127	521
Derivatives	3,606	-
Asset retirement obligations	500	99
Total current liabilities	11,555	12,904

Long-term debt	67,000	-
Derivatives	30,205	-
Deferred income taxes	-	101
Asset retirement obligations	6,605	6,328
Partners' equity:
Owner's net equity	-	62,729
General partner's interest – 33,147 and 30,039 general partner units issued and outstanding, respectively	211	179
Limited partners' interest – 33,113,700 and 30,008,700 common units issued and outstanding, respectively	58,624	143,280
Accumulated other comprehensive income – deferred hedge gains, net of tax	82,438	141,643
Total partners' equity	141,273	347,831
Commitments and contingencies
	$256,638	$367,164

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2009	2008 (a)	2007 (a)
Revenues:
Oil and gas	$168,717	$193,394	$144,038
Interest and other	210	192	-
	168,927	193,586	144,038

Costs and expenses:
Oil and gas production	34,749	38,807	27,879
Production and ad valorem taxes	9,547	14,213	11,550
Depletion, depreciation and amortization	13,016	11,582	11,382
General and administrative	4,790	6,227	5,643
Accretion of discount on asset retirement obligations	484	144	143
Interest	1,160	621	-
Derivative loss, net	78,265	-	-
Other, net	549	890	5
	142,560	72,484	56,602

Income before taxes	26,367	121,102	87,436
Income tax provision	(46)	(1,326)	(920)
Net income	$26,321	$119,776	$86,516

Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$(1,598)	$59,038	$86,516
Net income applicable to the Partnership	27,919	60,738	-
Net income	$26,321	$119,776	$86,516

Allocation of net income applicable to the Partnership:
General partner's interest in net income	$28	$61
Limited partners' interest in net income	27,891	60,677
Net income applicable to the Partnership	$27,919	$60,738

Net income per common unit - basic and diluted	$0.92	$2.02

Weighted average common units outstanding - basic and diluted	30,399	30,009

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)

	General	Limited				Accumulated
	Partner	Partner	Owner's	General	Limited	Other	Total
	Units	Units	Net	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Equity	Loss	Equity

Balance as of December 31, 2006 (a)	-	-	$196,498	$-	$-	$-	$196,498
Net income	-	-	86,516	-	-	-	86,516
Partner contributions	-	-	1	-	-	-	1
Net distributions to owner	-	-	(75,446)	-	-	-	(75,446)
Balance as of December 31, 2007 (a)	-	-	207,569	-	-	-	207,569

Net income applicable to the Partnership Predecessor	-	-	59,038	-	-	-	59,038
Net income applicable to the Partnership	-	-	-	61	60,677	-	60,738
Net distributions to owner	-	-	(61,604)	-	-	-	(61,604)
Cash distributions to partners	-	-	-	(24)	(24,307)	-	(24,331)
Allocation of owner's net equity	-	20,521	(142,274)	142	142,132	-	-
Proceeds from initial public offering, net	-	9,488	-	-	163,045	-	163,045
Partner contributions	30	-	-	24	-	-	24
Acquisition of carrying value	-	-	-	(24)	(142,250)	-	(142,274)
Acquisition in excess of carrying value	-	-	-	-	(20,795)	-	(20,795)
Novation of derivative obligations	-	-	-	-	(37,249)	-	(37,249)
Working capital contribution	-	-	-	-	2,027	-	2,027
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	156,284	156,284
Net hedge gains included in net income	-	-	-	-	-	(14,641)	(14,641)
Balance as of December 31, 2008 (a)	30	30,009	$62,729	$179	$143,280	$141,643	$347,831

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)

	General	Limited				Accumulated
	Partner	Partner	Owner's	General	Limited	Other	Total
	Units	Units	Net	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Equity	Loss	Equity

Balance as of December 31, 2008 (a)	30	30,009	$62,729	$179	$143,280	$141,643	$347,831

Net income applicable to the Partnership Predecessor	-	-	(1,598)	-	-	-	(1,598)
Net income applicable to the Partnership	-	-	-	28	27,891	-	27,919
Net distributions to owner	-	-	(7,814)	-	-	-	(7,814)
Cash distributions to partners	-	-	-	(60)	(60,018)	-	(60,078)
Deferred income tax assets on acquisition step-up	-	-	1,399	-	-	-	1,399
Allocation of owner's net equity	-		(54,716)	-	54,716	-	-
Proceeds from offering, net	3	3,105	-	-	60,983	-	60,983
Partner contributions	-	-	-	64	-	-	64
Acquisition of carrying value	-	-	-	-	(54,716)	-	(54,716)
Acquisition in excess of carrying value	-	-	-	-	(113,512)	-	(113,512)
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	11,509	11,509
Net hedge gains included in net income	-	-	-	-	-	(70,714)	(70,714)

Balance as of December 31, 2009	33	33,114	$-	$211	$58,624	$82,438	$141,273

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008 (a)	2007 (a)
Cash flows from operating activities:
Net income	$26,321	$119,776	$86,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	13,016	11,582	11,382
Deferred income taxes	(470)	278	52
Accretion of discount on asset retirement obligations	484	144	143
Inventory valuation adjustment	-	159	-
Amortization of debt issuance costs	200	155	-
Derivative related activity	51,254	(11,349)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,556)	5,786	(4,829)
Inventories	1,090	(1,152)	(948)
Prepaid expenses	(155)	(105)	-
Accounts payable	(6,853)	7,550	1,200
Interest payable	26	-	-
Income taxes payable to affiliate	(32)	(196)	688
Asset retirement obligations	(803)	(173)	(195)
Net cash provided by operating activities	82,522	132,455	94,009
Cash flows from investing activities:
Payments of acquisition carrying value	(54,716)	(142,274)	-
Additions to oil and gas properties	(3,760)	(15,625)	(18,563)
Net cash used in investing activities	(58,476)	(157,899)	(18,563)
Cash flows from financing activities:
Borrowings under credit facility	150,000	-	-
Principal payments on credit facility	(83,000)	-	-
Proceeds from issuance of partnership common units, net of issuance costs	60,983	163,045	-
Partner contributions	64	24	1
Payments for acquisition in excess of carrying value	(113,512)	(20,795)	-
Payments of financing fees	-	(960)	-
Distributions to unitholders	(60,078)	(24,331)	-
Net distributions to owner	(7,814)	(61,604)	(75,446)
Net cash provided by (used in) financing activities	(53,357)	55,379	(75,445)
Net increase (decrease) in cash and cash equivalents	(29,311)	29,935	1
Cash and cash equivalents, beginning of period	29,936	1	-
Cash and cash equivalents, end of period	$625	$29,936	$1

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2009	2008 (a)	2007 (a)

Net income	$26,321	$119,776	$86,516
Other comprehensive income, net of tax:
Hedge fair value changes, net	11,509	156,284	-
Net hedge gains included in net income	(70,714)	(14,641)	-
Other comprehensive income (loss)	(59,205)	141,643	-
Comprehensive income (loss)	$(32,884)	$261,419	$86,516

______
(a)	Recast as described in Note B

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE A.                      Formation of the Partnership and Description of Business

Pioneer Southwest Energy Partners L.P., a Delaware limited partnership (the "Partnership"), was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own and acquire oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico. Prior to the completion on May 6, 2008 of the Partnership's initial public offering of 9,487,500 common units representing limited partner interests (the "Offering"), Pioneer owned all of the general and limited partner interests in the Partnership. Pioneer formed Pioneer Southwest Energy Partners USA LLC, a Texas limited liability company ("Pioneer Southwest LLC"), to hold certain of the Partnership's oil and gas properties located in the Spraberry field in the Permian Basin of West Texas ("Spraberry field").  To effect the Offering, Pioneer (i) contributed to the Partnership a portion of its interest in Pioneer Southwest LLC for additional general and limited partner interests in the Partnership, (ii) sold to the Partnership its remaining interest in Pioneer Southwest LLC for $141.1 million, (iii) sold incremental working interests in certain of the oil and gas properties owned by Pioneer Southwest LLC to the Partnership for $22.0 million, which amount represented the net proceeds from the exercise by the underwriters of the over-allotment option (the transactions referred described in (i), (ii) and (iii) above are referred to in the aggregate as the "2008 IPO Acquisitions" and the transaction referred to in (iii) above is referred to individually as the "Over-allotment Acquisition"), and (iv) caused Pioneer Natural Resources GP LLC (the "General Partner") to contribute $24 thousand to the Partnership to maintain the General Partner's 0.1 percent general partner interest in conjunction with the exercise of the underwriters' over-allotment option. As a result of the transactions described in (i) and (ii) above, Pioneer Southwest LLC became a wholly-owned subsidiary of the Partnership.

On August 31, 2009, the Partnership completed an acquisition of oil and gas properties in the Spraberry field from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009.  Associated therewith, Pioneer Southwest LLC paid Pioneer $168.2 million of cash, including customary closing adjustments, and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities that were assigned by Pioneer to Pioneer Southwest LLC (the acquisition, including assumed liabilities, is referred to herein as the "2009 Acquisition").

NOTE B.                 Summary of Significant Accounting Policies

Presentation. The 2008 IPO Acquisitions and the 2009 Acquisition represented transactions between entities under common control, similar to a pooling of interests, whereby the assets acquired and the liabilities assumed are combined with those of the Partnership at Pioneer's historical amounts for all periods presented. Consequently, for all periods prior to their acquisition and assumption by the Partnership, the historical financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor."  As a result of the 2009 Acquisition, the Partnership's accompanying consolidated balance sheet as of December 31, 2008 and the Partnership's accompanying consolidated statements of operations, consolidated statement of partners' equity, consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the years ended December 31, 2008 and 2007 have been recast to include the historical accounting attributes of the Partnership Predecessor.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table provides the composition of the historical accounting attributes of the Partnership, as combined with the Partnership Predecessor:

Pioneer Southwest Energy Partners L.P.
Composition of Historical Accounting Attributes

		May 6, 2008 through	Subsequent to
	Prior to May 6, 2008	August 31, 2009	August 31, 2009
2008 IPO Acquisitions	Partnership Predecessor	Partnership	Partnership
2009 Acquisition	Partnership Predecessor	Partnership Predecessor	Partnership

The Partnership's consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 "General instructions as to financial statements" and ASC Topic 225-10 "Income Statement."  Certain expenses of the Partnership Predecessor that were incurred by Pioneer and combined in the accompanying consolidated financial statements are only indirectly attributable to Pioneer's ownership of the Partnership's properties because Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership so that the accompanying consolidated financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in "Allocation of costs" below.

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

Inventories.  The Partnership's inventories consist of oil held in storage tanks as of December 31, 2009 and oil held in storage tanks and NGLs held in storage by the purchaser of the NGLs as of December 31, 2008.  The Partnership's oil and NGL inventories are carried at the lower of lifting cost or market, on a first-in, first-out basis.  Any impairments of inventory are reflected in other expense in the consolidated statements of operations.  As of December 31, 2008, the Partnership's inventories were net of $159 thousand of valuation reserve allowances.  As of December 31, 2009, there were no valuation reserve allowances recorded by the Partnership.  See "Revenue recognition" for information regarding the Partnership's accounting policy for revenue recognition.

Oil and gas properties. The Partnership utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells, if any, are capitalized while nonproductive exploration costs and geological and geophysical expenditures, if any, are expensed.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves.  Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

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

The Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  If an impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the asset's carrying value exceeds its fair value.  Estimates of the sum of expected future cash flows requires management to estimate future recoverable proved and risk-adjusted probable and possible reserves, forecasts of future commodity prices, production and capital costs and discount rates. Uncertainties about these future cash flow variables cause impairment estimates to be inherently imprecise  Any impairment charge incurred is expensed and reduces the Partnership's recorded basis in the asset.

Asset retirement obligations.  The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset. Conditional asset retirement obligations meet the definition of liabilities and are recognized when incurred.

Asset retirement obligation expenditures are classified as cash used in operating activities in the accompanying consolidated statements of cash flows.

Derivatives and hedging.  The Partnership recognizes all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not designated as hedges must be adjusted to fair value through earnings. Under the provisions of GAAP, the Partnership may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk (a "fair value hedge") or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a "cash flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. The Partnership's policy is to assess hedge effectiveness at the end of each calendar quarter during which it is a party to derivatives that are designated as hedges.

Under the provisions of GAAP, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities or firm commitments through net income. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income - deferred hedge gains, net of tax ("AOCI - Hedging") in the partners' equity section of the Partnership's balance sheets until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

In accordance with GAAP, the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Pioneer does not designate hedge derivatives to forecasted sales at the well level. Consequently, the Partnership's consolidated financial statements do not include recognition of hedge gains or losses associated with Partnership's properties for periods during which they were owned by the Partnership Predecessor.  See Note H for information about the Partnership Predecessor's derivative instruments.

Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and from that date forward began accounting for all derivative instruments using the mark-to-market accounting method.  Consequently, since February 1, 2009, the Partnership has recognized changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.

See Notes C and H for a description of the specific types of derivative transactions in which the Partnership participates and the related accounting treatment.

Owner's net equity – Partnership Predecessor.  Since the Partnership Predecessor was not a separate legal entity, none of Pioneer's debt was directly attributable to its ownership of the Partnership's properties, and no formal intercompany financial arrangement existed related to the Partnership Predecessor. Therefore, the changes in net assets of the Partnership Predecessor that were not attributable to current period earnings are reflected as increases or decreases to owner's net equity of those periods. Additionally, as debt cannot be specifically ascribed to the Partnership Predecessor, the accompanying consolidated statements of operations do not include any allocation of interest expense incurred by Pioneer to the Partnership Predecessor.

Employee benefit plans.  The Partnership does not have its own employees. However, a portion of the general and administrative expenses and lease operating expenses allocated to the Partnership Predecessor was noncash stock-based compensation recorded on the books of Pioneer.  Subsequent to the Offering, the Partnership began paying its allocated share of general and administrative expenses pursuant to an Administrative Services Agreement, as described in Note E below, and pays an industry standard fee (commonly referred to as a Council of Petroleum Accountants Societies, or "COPAS Fee") with respect to lease operating expenses of the Partnership's properties during periods subsequent to their purchase in the 2008 IPO Acquisitions and the 2009 Acquisition.

Segment reporting.  The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGL and gas revenues are derived from sales to purchasers located in the United States.

Income taxes. While owned by Pioneer, the operations of the Partnership Predecessor were included in Pioneer's federal income tax return. The Partnership's operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership became subject to the Texas Margin tax for tax years beginning on January 1, 2007. Accordingly, the Partnership reflects its deferred tax position associated with the future tax effect of the Texas Margin tax in the accompanying consolidated balance sheets.

Revenue recognition.  The Partnership does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement are included in other liabilities and the Partnership's share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of December 31, 2009 or 2008.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At December 31, 2009 and 2008, the Partnership had no material environmental liabilities.

Allocation of owner's net equity and partners' equity.  In accordance with GAAP, the contribution and purchase of the Partnership's properties and other net assets from Pioneer at the time of the 2008 IPO Acquisitions and the 2009 Acquisition were recorded on the Partnership's balance sheet at Pioneer's historic carrying values.  Owner's net equity of $62.7 million included in the Partnership's accompanying consolidated balance sheet as of December 31, 2008 represents the carrying values of the Partnership Predecessor's net assets on that date.

On May 6, 2008, the  carrying value of the net assets contributed and purchased in the 2008 IPO Acquisitions amounted to $142.3 million and is presented as an allocation of owner's equity to the limited partners' and general partner's equity of Pioneer in the accompanying consolidated statement of partners' equity.

Pioneer's carrying value in the net assets acquired by the Partnership includes $2.0 million of noncash working capital contributed by Pioneer, representing net working capital earned from the net assets contributed and purchased in connection with the 2008 IPO Acquisitions during the period from May 1, 2008 through May 5, 2008.

The following table provides Pioneer's carrying values in the assets acquired and liabilities assumed in the 2008 IPO Acquisitions (in thousands):

Accounts receivable	$2,943
Accounts receivable - affiliate	1,501
Inventories	850
Proved oil and gas properties	220,323
Accumulated depletion, depreciation and amortization	(78,553)
Deferred income tax assets	1,247
Accounts payable - trade	(2,417)
Asset retirement obligations	(1,593)
Total net asset carrying values as of May 5, 2008	144,301
Less: working capital contributed	2,027
Net assets acquired	142,274

Cash paid for net assets	163,069
Value in excess of carrying value	$20,795

The Partnership acquired a portion of the Partnership's properties from Pioneer for $163.1 million on the date of the 2008 IPO Acquisitions, which amount exceeded the carrying value of the net assets by $20.8 million.  The $142.3 million portion of the Partnership's payment to Pioneer that is attributable to the carrying value of the Partnership's properties is reflected as an investing activity in the accompanying consolidated statement of cash flows and was recorded as a reduction of Pioneer's general partner's and limited partners' equity, as presented in the accompanying consolidated statement of partners' equity.   The Partnership's payment to Pioneer of $20.8 million in excess of the carrying value of the associated Partnership's properties is reflected in the accompanying consolidated statement of cash flows as a financing activity and as a reduction of Pioneer's limited partners' equity, as presented in the accompanying consolidated statement of partners' equity.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

On May 6, 2008, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of $37.2 million. The novation of the derivative obligations was recorded as a reduction of Pioneer's limited partners' equity, as presented in the accompanying consolidated statement of partners' equity.   See Note H for additional information regarding the novated derivative instruments.

The total consideration attributable to the 2009 Acquisition was $168.2 million in cash, including customary closing adjustments, the novation by Pioneer USA to Pioneer Southwest LLC of certain associated commodity price derivative positions, and the assumption by Pioneer Southwest LLC of certain other liabilities. The Partnership funded the acquisition with cash on hand and $138.0 million of borrowings under its credit facility.

The carrying value of the assets acquired and liabilities assumed in the 2009 Acquisition was $54.7 million, including the fair value of novated commodity derivative obligations and incremental deferred income tax assets attributable to the transaction, and is presented as a net reduction to the limited partner's interest of Pioneer in the Partnership's consolidated statement of partners' equity.

The following table provides Pioneer's carrying values in the assets acquired and liabilities assumed in the 2009 Acquisition (in thousands):

Accounts receivable	$2,122
Inventories	73
Proved oil and gas properties	80,186
Accumulated depletion, depreciation and amortization	(20,145)
Accounts payable - trade	(1,396)
Accounts payable - affiliate	(1,285)
Asset retirement obligations	(741)
Deferred income tax liability	(272)
Deferred income tax asset on acquisition step-up	1,399
Derivative obligations, net	(5,225)
Total net asset carrying values as of August 31, 2009	54,716

Cash paid for net assets	168,228
Value in excess of carrying value	$113,512

Allocation of costs.  The accompanying consolidated financial statements have been prepared in accordance with ASC Topic 225-10. Under these rules, all direct costs have been included in the accompanying consolidated financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable have also been included in the accompanying consolidated financial statements.  Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership's properties' share of Pioneer's total production as measured on a per barrel of oil equivalent basis. In management's estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business incurred by Pioneer on behalf of the Partnership Predecessor; however, these allocations may not be indicative of the costs of future operations or the amount of future allocations.

Net income per common unit.  For 2009 and 2008, net income per common unit is calculated by dividing the limited partners' interest in net income derived from operations (which excludes net income from Partnership

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Predecessor operations) by the weighted average number of common units outstanding.  Prior to the Offering, the Partnership was wholly-owned by Pioneer.  Accordingly, net income per common unit is not presented for periods prior to the Offering.

Allocation of net income.  The Partnership's net income is allocated to partners' equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement").

For purposes of calculating net income per common unit, the Partnership allocates net income to its limited partners and its general partner each quarter under the two-class method.  Under the two-class method, the Partnership's net income is allocated among the general partner's interest in net income and the limited partners' interest in net income.  Net income per common unit is based upon the limited partners' interest in net income and the weighted average common units outstanding during the periods of calculation.

Stock-based compensation. For stock-based compensation awards granted or modified, compensation expense is being recognized in the Partnership's financial statements on a straight line basis over the vesting period based on their fair values on the dates of grant.  The Partnership utilizes the unit price on the date of grant as the fair value of the common unit awards.

For the years ended December 31, 2009, 2008 and 2007, the Partnership recorded $217 thousand, $107 thousand and $0 of compensation costs associated with unit-based awards, respectively; however, a portion of the general and administrative expenses and lease operating expenses allocated to the Partnership Predecessor was noncash stock based compensation recorded by Pioneer.

New accounting pronouncements.  The following discussions provide information about new accounting pronouncements that have been issued by FASB:

On June 30, 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 creates a new source of authoritative U.S. accounting and reporting standards for nongovernmental entities, known as the FASB Accounting Standards Codification ("ASC"). This statement is effective for interim and annual periods ending after September 15, 2009. On September 30, 2009, the Partnership adopted the provisions of SFAS 168. Hereafter, all new accounting pronouncements will be referred to by their section in the ASC.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but it does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("ASC 820-10"), which delayed the effective date of ASC 820 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, except for items that were recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Partnership adopted the provisions of ASC 820 as they pertain to financial assets and liabilities. See Note C for additional information regarding the Partnership's adoption of ASC 820. On January 1, 2009, the Partnership adopted the provisions of ASC 820 that were delayed by ASC 820-10.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("ASC 805"). ASC 805 replaced SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. ASC 805 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of the date that the acquirer achieves control over the business acquired. This includes the measurement of the acquirer's units or shares issued in consideration for a business combination, the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

recognition of contingent consideration, the recognition of pre-acquisition contractual and certain non-contractual gain and loss contingencies, the recognition of capitalized research and development costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. The provisions of ASC 805 also require that restructuring costs resulting from the business combination that the acquirer expects, but is not required to incur, and costs incurred to effect the acquisition be recognized separate from the business combination. The Partnership became subject to the provisions of ASC 805 on January 1, 2009.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260-10"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per unit under the two-class method prescribed under ASC 260.  The Partnership retrospectively adopted the provisions of ASC 260-10 on January 1, 2009.  All share-based payments of the Partnership's common units represent grants of outstanding common units by the General Partner.  Consequently, the Partnership had no participating share-based payments under the provisions of ASC 260-10 during 2009 and 2008.

In December 2008, the SEC released the final rule on "Modernization of Oil and Gas Reporting" (the "Reserve Ruling"). The Reserve Ruling revises oil and gas reporting disclosures. The Reserve Ruling also permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The Reserve Ruling will also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor, (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit and (iii) report oil and gas reserves using an average price based upon the prior 12-month period rather than a year-end price. The Reserve Ruling became effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. During December 2009, the FASB issued Accounting Standards Update No. 2010-03, "Extractive Activities – Oil and Gas (Topic 932)," ("ASU 2010-03") to conform ASC Topic 932 to the Reserve Ruling. The Partnership adopted the provisions of the Reserve Ruling and the provisions of ASU 2010-03 on December 31, 2009. See Unaudited Supplementary Information for more information regarding the adoption of the Reserve Ruling and the related effect on the Partnership's earnings.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("ASC 855").  ASC 855 provides additional guidelines for disclosing subsequent events in an issuer's financial statements and further requires an issuer to disclose a finite time period for which the company has evaluated subsequent events.  ASC 855 was adopted by the Partnership during the second quarter of 2009 and did not have a significant impact on the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Partnership's recognition or disclosure of subsequent events.  See Note N for the Partnership's subsequent events disclosures.

NOTE C.                      Disclosures About Fair Value of Financial Instruments

In accordance with GAAP, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs.  Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

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

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.  The following table presents the Partnership's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands)
Assets:
Commodity derivative contracts	$-	$38,424	$1,402	$39,826
Liabilities:
Commodity derivative contracts	$-	$27,503	$6,308	$33,811

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The Partnership's commodity price derivatives that are classified as Level 3 in the fair value hierarchy at December 31, 2009 represented NGL derivative contracts.  The following table presents the changes in the fair values of the Partnership's commodity price derivative assets classified as Level 3 in the fair value hierarchy:

Year Ended
Fair Value Measurements Using Significant	December 31,
Unobservable Inputs (Level 3)	2009
(in thousands)
Assets (liabilities):
Beginning balance	$13,828
Settlements	(5,503)
Fair value changes:
Included in earnings - realized (a)	(2,061)
Included in earnings – unrealized (a)	(10,652)
Included in other comprehensive income	(518)
Ending balance	$(4,906)
______
(a)
For periods prior to February 1, 2009, the hedge-effective portion of realized gains and losses on commodity hedge derivatives are included in oil, NGL and gas revenues in the accompanying consolidated statements of operations.  For periods beginning February 1, 2009, changes in fair value are included in derivative loss, net in the accompanying consolidated statements of operations.  See Note B for a description of the Partnership's derivative accounting methods.

The following table presents the carrying amounts and fair values of the Partnership's financial instruments as of December 31, 2009:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$39,826	$39,826	$117,065	$117,065

Liabilities:
Commodity derivatives	$33,811	$33,811	$-	$-
Credit facility	$67,000	$68,495	$-	$-

Commodity derivative instruments.  The Partnership's commodity price derivative assets and liabilities represent oil, NGL and gas swap and collar contracts.  All of the Partnership's oil and gas asset and liability measurements represent Level 2 inputs in the hierarchy priority.  The Partnership's NGL price asset measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives.  The Partnership's oil derivatives are swap and collar contracts for notional barrels of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) NYMEX West Texas Intermediate ("WTI") oil prices.  Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate.  The counterparties' credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties' debt plus the United States Treasury Bill yield curve as of December 31, 2009.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership's

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

estimated borrowing rate if it were to finance future settlements.  The asset and liability transfer values attributable to the Partnership's oil derivative instruments as of December 31, 2009 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts.  The implied rates of volatility inherent in the Partnership's collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

NGL derivatives.  The Partnership's NGL derivatives are swap contracts for notional blended barrels of Mont Belvieu-posted-price NGLs.  The asset and liability values attributable to the Partnership's NGL derivative instruments are based on (i) the contracted notional volumes, (ii) average independent broker-supplied forward Mont Belvieu-posted-price quotes and (iii) the applicable credit-adjusted risk-free rate yield curve.  NGL swap contracts are not as actively traded as oil and gas derivatives.  Consequently, fair values determined on the basis of average independent broker-supplied forward Mont Belvieu-posted-price quotes may be less reliable than independent broker-supplied forward price quotes of more actively-traded commodities.

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

Credit Facility.  The fair value of the Partnership's credit facility is based on (i) contractual interest and fees, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

The carrying value of the Partnership's cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to the short maturity of these instruments.

NOTE D.   Long-term Debt

In May 2008, the Partnership entered into a $300 million revolving credit facility (the "Credit Facility"). The Credit Facility matures in May 2013 and is available for general partnership purposes, including working capital, capital expenditures and distributions. Borrowings under the Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans.  Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate") (currently 0.875 percent) that is determined by a reference grid based on the Partnership's consolidated leverage ratio.  Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent or (ii) the Bank of America prime rate (the "Base Rate") plus a margin (currently zero percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate.  As of December 31, 2009, the Partnership had outstanding borrowings of $67.0 million under the Credit Facility.

The Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; and noncash equity-based compensation, "EBITDAX") of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest expense) of not

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0.  As of December 31, 2009, the Partnership was in compliance with all of its debt covenants.

Because of the net present value covenant, borrowing capacity under the Credit Facility was limited to approximately $225 million as of December 31, 2009. The variables on which the calculation of net present value is based (including assumed commodity prices and discount rate) are subject to adjustment by the lenders.  As a result, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility.  In addition, the Credit Facility contains various covenants that limit, among other things, the Partnership's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the Credit Facility) were to occur, the Credit Facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the Credit Facility.  The commitment fee is variable based on the Partnership's consolidated leverage ratio.  For 2009, the commitment fee was 0.175 percent.

Interest expense.  The Partnership incurred $1.2 million and $621 thousand of interest expense during 2009 and 2008, respectively.  In 2009, interest expense was comprised of $469 thousand of Credit Facility commitment fees, $235 thousand of amortization of Credit Facility financing fees and $456 thousand of interest related to borrowings under the Credit Facility.  During 2008, interest expense was comprised of $466 thousand of Credit Facility commitment fees and $155 thousand of amortization of Credit Facility financing fees.  The Partnership did not incur interest expense during 2007.  During 2009, the Partnership paid interest of $899 thousand.

NOTE E.  Related Party Transactions

Partnership agreements.  Set forth below are descriptions of certain agreements the Partnership entered into with related parties in connection with the Offering. The full text of the agreements have been filed by the Partnership as exhibits to filings with the SEC and are available for review without charge on the SEC's website at www.sec.gov.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement among Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, internal audit, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. Initially, expenses will be reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this initial methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The administrative fee will be determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.

Omnibus Agreement

Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, the Partnership's area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership's area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for (i) liabilities with respect to claims associated with the Partnership Predecessor's use, ownership and operation of the properties the Partnership acquired pursuant to the 2008 IPO Acquisitions, (ii) losses attributable to defects in title to the Partnership's interest in then-producing intervals in the wellbores the Partnership acquired pursuant to 2008 IPO Acquisitions, and (iii) taxes attributable to the Partnership Predecessor's operations of those properties. The agreement provides limitations as to time and dollar amounts with respect to Pioneer's indemnities. The Omnibus Agreement also provides for the payment by Pioneer to the Partnership in the event any production from the interests in the properties that the Partnership acquired is required to meet the volumetric production payment obligation, as described in Note G below.

Omnibus Operating Agreement

Pursuant to an Omnibus Operating Agreement between Pioneer USA and Pioneer Southwest LLC entered into on May 6, 2008, certain restrictions and limitations were placed on the Partnership's ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership's properties where Pioneer USA is the operator. For example, the Partnership will not object to attempts by Pioneer USA to develop the leasehold acreage surrounding the Partnership's wells; the Partnership will be restricted in its ability to remove Pioneer USA as the operator of the wells the Partnership owns; Pioneer USA's proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership will allow Pioneer USA to use certain of the Partnership's production facilities in connection with other wells operated by Pioneer USA, subject to capacity limitations.

Tax Sharing Agreement

Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership will pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer.  As of December 31, 2009 and 2008, the Partnership's income taxes payable to affiliate in the accompanying consolidated balance sheets represents amounts due to Pioneer under the Tax Sharing Agreement.

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P.

The PartnershipAgreement was entered into by the General Partner, in its capacity as the general partner of the Partnership and on behalf of the limited partners of the Partnership, and Pioneer USA, as the "Organizational Limited Partner," on May 6, 2008, and governs the rights of the partners in the Partnership.

2008 Long-Term Incentive Plan

The Board of Directors of the General Partner has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan (the "LTIP") for directors, employees and consultants of the General Partner and its affiliates who perform services for the Partnership,  which provides for the  granting of incentive awards in the form

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

2009 Acquisition. Pursuant to the Purchase and Sale Agreement associated with the 2009 Acquisition, Pioneer Southwest LLC and Pioneer USA entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") and an operating agreement (the "2009 Operating Agreement") relating to Pioneer USA's operations on behalf of Pioneer Southwest LLC. Additionally, Pioneer Southwest LLC and Pioneer USA amended their existing Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") and operating agreement (the "IPO Operating Agreement") that were entered into at the time of the 2008 IPO Acquisition to provide that certain Partnership properties formerly governed by those agreements (those that are no longer limited to wellbore interests) will now be governed by the 2009 Omnibus Operating Agreement and the 2009 Operating Agreement, and to provide that certain of the property interests acquired in the 2009 Acquisition (those that are limited to wellbore interests) will be governed by the IPO Omnibus Operating Agreement and the IPO Operating Agreement. Similar to the IPO Omnibus Operating Agreement, the 2009 Omnibus Operating Agreement places restrictions and limitations on Pioneer Southwest LLC's ability to exercise certain rights that would otherwise be available to it under the 2009 Operating Agreement. For example, Pioneer Southwest LLC is restricted in its ability to remove Pioneer USA as the operator of Pioneer Southwest LLC's properties, Pioneer USA's proposed operations will take precedence over any conflicting operations that Pioneer Southwest LLC proposes and Pioneer Southwest LLC will allow Pioneer USA to use certain of Pioneer Southwest LLC's production facilities in connection with other properties operated by Pioneer USA, subject to capacity limitations. Pursuant to the 2009 Operating Agreement, Pioneer Southwest LLC pays Pioneer USA COPAS Fees. Pioneer Southwest LLC also pays Pioneer USA for its direct and indirect expenses that are chargeable to the assets covered by the 2009 Operating Agreement.

Gas processing.  Substantially all of the Partnership's gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants.  Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant, which processes a portion of the wet gas from the Partnership's wells and retained as compensation 19 percent of the Partnership's dry gas residue and NGL value processed by the Midkiff/Benedum gas processing plant during 2009.  The retention percentage for the Midkiff/Benedum plant declines by one percent per year to 16 percent in 2012, when it is held constant thereafter.  Pioneer also owns an approximate 30 percent ownership in the Sale Ranch gas processing plant, which processes a portion of the wet gas from the Partnership wells and retains as compensation approximately 20 percent of the Partnership's dry gas residue and NGL value processed by the Sale Ranch gas processing plant.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Related party charges.  In accordance with standard industry operating agreements and the agreements described above, the Partnership incurred the following charges from Pioneer during 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in thousands)

Producing well overhead (COPAS) fees	$8,926	$5,476
Payment of lease operating and supervision charges	7,649	3,977
Drilling related charges	1,213	167
General and administrative expenses	1,933	1,567
Total	$19,721	$11,187

As of December 31, 2009, the Partnership's accounts payable-affiliate balance in the accompanying consolidated balance sheet is comprised of approximately $697 thousand of general and administrative expenses.  The balance of $6.0 million as of December 31, 2008 is comprised primarily of lease operating expenses, including COPAS Fees, and general and administrative expenses.

The Partnership Predecessor did not incur any related party charges associated with its operations for the periods presented, since the Partnership Predecessor represents Pioneer's results of operations attributable to the Partnership's properties prior to their purchase by the Partnership.

NOTE F.             Incentive Plans

Retirement Plans

Deferred compensation retirement plan. Pioneer makes contributions to its deferred compensation retirement plan for the officers and key employees of Pioneer. Each officer and key employee of Pioneer is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. Pioneer provides a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. Pioneer's matching contribution vests immediately. The amounts allocated to the Partnership as a result of Pioneer's contributions made pursuant to the plan totaled $26 thousand, $32 thousand and $26 thousand during 2009, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

401(k) plan.   Pioneer makes contributions to the Pioneer USA 401(k) Plan and Matching Plan (the "Plan"), which is a voluntary and contributory plan for eligible employees based on a percentage of employee contributions. The amounts allocated to the Partnership as a result of Pioneer's contributions made pursuant to the Plan totaled $108 thousand, $97 thousand and $79 thousand during 2009, 2008 and 2007, respectively. The Plan is a self-directed plan that allows employees to invest their plan accounts in various fund alternatives, including a fund that invests in Pioneer common stock.

Long-Term Incentive Plan

In May 2008, the Board of Directors of the General Partner adopted a new LTIP, which provides for the granting of incentive awards in the form of options, unit appreciation rights, phantom units, restricted units, unit awards and other unit-based awards to directors, employees and consultants of the General Partner and its affiliates who perform services for the Partnership.  The LTIP limits the number of units that may be delivered pursuant to awards granted under the plan to 3,000,000 common units.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table shows the number of awards available under the Partnership's LTIP at December 31, 2009:

Approved and authorized awards	3,000,000
Awards issued after May 6, 2008	(25,539)
Awards available for future grant	2,974,461

During 2009, the General Partner awarded 12,909 restricted common units to directors of the General Partner under the LTIP, of which 2,038 units vest ratably over three years and 10,871 units vest in May 2010.  During May 2008, the General Partner awarded 12,630 restricted units to directors under the LTIP.  The Partnership recognized $217 thousand and $107 thousand of general and administrative expense during 2009 and 2008, respectively, associated with the LTIP awards.

As of December 31, 2009, there was approximately $152 thousand of unrecognized compensation expense related to unvested restricted unit awards.  Unrecognized compensation expense related to unvested restricted units awards is being amortized on a straight-line basis over the remaining vesting periods of the awards, which is a remaining period of less than three years.

The following table reflects the outstanding restricted unit awards as of December 31, 2009 and December 31 2008, and the activity related thereto for the year then ended:

	Year Ended December 31,		Year Ended December 31,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of Units	Price	Of Units	Price
Restricted unit awards:
Outstanding at beginning of year	12,630	$19.00	-	$-
Units granted	12,909	$18.26	12,630	$19.00
Lapse of restrictions	(8,418)	$19.00	-	$-
Outstanding at end of year	17,121	$18.45	12,630	$19.00

NOTE G.  Commitments and Contingencies

Volumetric Production Payments. The Partnership's title to a substantial portion of the Partnership's properties is burdened by a volumetric production payment ("VPP") commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 million barrels of oil equivalent ("MMBOE") of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of gas through December 2007 and requires the delivery of specified quantities of oil through December 2010. Pioneer's VPP agreement represents limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear any future production costs and capital expenditures associated with reserves; (iii) are nonrecourse to Pioneer (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title of the assets to the purchaser; and (v) allow Pioneer or the Partnership, as the case may be, to retain the assets after the VPP's volumetric quantities have been delivered.

Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. If Pioneer were to default in its obligation with respect to the Partnership's volumes to be delivered pursuant to the VPP obligation, the decrease in the Partnership's production would result in a decrease in the Partnership's cash available for distribution.  Since the 2009 Acquisition, 5 MBbls of the Partnership's production has been utilized by Pioneer to meet VPP obligations.  Accordingly, Pioneer delivered 5 MBbls of alternative volumes of oil production to the Partnership through the end of December 2009.

A portion of the Partnership Predecessor's production was utilized to fund the VPP obligation since oil and gas production from Pioneer's properties subject to the VPP obligation was not adequate to meet the VPP obligation during the years ended December 31, 2009, 2008 and 2007. Accordingly, the accompanying consolidated financial statements, for the years ended December 31, 2009, 2008 and 2007, do not include oil and gas revenues or the related production volumes utilized to fund the VPP obligation since they are related to the Partnership Predecessor.

NOTE H.   Derivative Financial Instruments

The Partnership uses financial derivative contracts to manage exposures to commodity price fluctuations.  The Partnership does not enter into derivative financial instruments for speculative or trading purposes.  The Partnership's production may also be sold under physical delivery contracts that effectively provide commodity price hedges.  Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, physical delivery contracts are not recorded in the financial statements.

On May 6, 2008, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of approximately $37.2 million. Changes in the fair values of the derivative instruments subsequent to May 6, 2008, to the extent that they were effective as hedges of the designated commodity price risk through January 31, 2009, are being deferred and recognized in the Partnership's earnings in the same periods as the forecasted sales being hedged.  During 2009 and 2008, the Partnership settled derivatives which represented liabilities of $15.7 million and $11.3 million, respectively, on the date of novation.  See Note B for information regarding novation agreements entered into during August 2009 in connection with the 2009 Acquisition.

The following table provides the remaining scheduled settlements of the novated hedge liability, but excludes changes in the fair values of the derivative instruments subsequent to the novation date:

2010
(in thousands)

Oil	$8,528
NGL	948
Gas	684
Total novated hedges	$10,160

Associated with the 2009 Acquisition, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties that transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership on August 31, 2009.  The aggregate fair value of these derivative

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

instruments represented a liability of $5.2 million.  These derivative instruments are being accounted for in accordance with the Partnership's mark-to-market accounting policy.  Consequently, the Partnership recognized $5.2 million of derivative losses attributable to the Partnership Predecessor during 2009 in the accompanying consolidated statements of operations.

All derivative contracts are recorded in the Partnership's consolidated balance sheets at estimated fair value.  Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing derivative instruments and since that date has accounted for derivative instruments using the mark-to-market accounting method. Consequently, since February 1, 2009, the Partnership has recognized changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.

Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging, which has been or will be transferred to earnings when the hedged transaction is recognized in earnings. Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 was recorded in the earnings of the period of change. The ineffective portion was calculated as the difference between the change in fair value of the hedge derivative and the estimated change in cash flows from the item hedged.  Cash inflows and outflows attributable to the Partnership's commodity derivatives are included in net cash provided by operating activities in the Partnership's accompanying consolidated statements of cash flows for during 2009 and 2008.

Cash flow hedges and derivative price risk management.  The Partnership utilizes commodity swap and collar contracts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions.   Pioneer did not designate derivative hedges to forecasted sales at the well level.  Consequently, the Partnership's consolidated financial statements do not include recognition of hedge gains or losses associated with the Partnership's oil and gas properties for periods during which they were owned by the Partnership Predecessor nor recognition of derivative assets or liabilities associated with such derivative contracts prior to the contracts being novated to the Partnership.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Oil prices. All material physical sales contracts governing the Partnership's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices.  The following table sets forth the volumes hedged in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of December 31, 2009:

	Year Ending December 31,
	2010	2011	2012	2013
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	2,500	750	3,000	3,000
Price per Bbl	$93.34	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	-	2,000	-	-
Price per Bbl
Ceiling	$-	$170.00	$-	$-
Floor	$-	$115.00	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	1,000
Price per Bbl
Ceiling	$87.75	$99.60	$103.50	$111.50
Floor	$70.00	$70.00	$80.00	$83.00
Short put	$55.00	$55.00	$65.00	$68.00

The Partnership reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges (for periods subsequent to the aforementioned hedge novations).  The following table sets forth (i) the Partnership's oil prices, both reported (including hedge results) and realized (excluding hedge results), and (ii) the net effect of settlements of oil price hedges on oil revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009 (a)	2008	2007

Average price reported per Bbl	$100.35	$107.79	$71.28
Average price realized per Bbl	$58.05	$99.71	$71.28
Increase to oil revenue from hedging activity (in thousands) (a)	$56,863	$11,654	$-
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  Hedge results beginning February 1, 2009 represent the transfer of net deferred hedge gains included in AOCI – Hedging to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NGL prices. All material physical sales contracts governing the Partnership's NGL production have been tied directly or indirectly to Mont Belvieu-posted-prices.  The following table sets forth the volumes hedged in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu prices per Bbl for those contracts at December 31, 2009:

	Year Ending December 31,
	2010	2011	2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750
Price per Bbl	$52.52	$34.65	$35.03

The Partnership reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges (for periods subsequent to the aforementioned hedge novations).  The following table sets forth (i) the Partnership's NGL prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of NGL price hedges on NGL revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009 (a)	2008	2007

Average price reported per Bbl	$41.61	$48.41	$37.41
Average price realized per Bbl	$25.56	$45.84	$37.41
Increase to NGL revenue from hedging activity (in thousands) (a)	$8,320	$1,220	$-
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  Hedge results beginning February 1, 2009 represent the transfer of net deferred hedge gains included in AOCI – Hedging to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

Gas prices. The Partnership employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices, if NYMEX prices are highly correlated with the index price.  The following table sets forth the volumes hedged in million British thermal units ("MMBtu") under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of December 31, 2009:

	Year Ending December 31,
	2010	2011	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	2,500	2,500	2,500
Price per MMBtu	$7.44	$6.65	$6.77	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	2,500	-	-	-
Price differential ($/MMBtu)	$(0.87)	$-	$-	$-

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The Partnership reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges (for periods subsequent to the aforementioned hedge novations).  The following table sets forth (i) the Partnership's gas prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of settlements of gas price hedges on gas revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009 (a)	2008	2007

Average price reported per Mcf	$5.37	$7.06	$4.98
Average price realized per Mcf	$2.81	$6.24	$4.98
Increase to gas revenue from hedging activity (in thousands) (a)	$5,848	$1,767	$-
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  Hedge results beginning February 1, 2009 represent the transfer of net deferred hedge gains included in AOCI – Hedging to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

Tabular disclosures about derivative instruments.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and since that date has accounted for derivative instruments using the mark-to-market accounting method. Consequently, all of the Partnership's commodity derivatives were non-hedge derivatives as of December 31, 2009, but were hedge derivatives as of December 31, 2008.  The following tables provide tabular disclosures of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments
as of December 31, 2009

Asset Derivatives		Liability Derivatives

Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)

Derivatives - current	$16,042	Derivatives - current	$3,606
Derivatives - noncurrent	23,784	Derivatives - noncurrent	30,205
Total derivatives not designated as hedging instruments	$39,826		$33,811

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Fair Value of Derivative Instruments
as of December 31, 2008

Asset Derivatives		Liability Derivatives

Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)

Derivatives - current	$51,261	Derivatives - current	$-
Derivatives - noncurrent	65,804	Derivatives - noncurrent	-
Total derivatives designated as
hedging instruments	$117,065		$-

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	(Effective Portion)

Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships	2009	2008
	(in thousands)

Commodity contracts	$11,235	$157,606

	Amount of Gain (Loss) Reclassified from AOCI into Income
Location of Gain (Loss)	(Effective Portion)
Reclassified from Accumulated
OCI into Income	Year Ended December 31,
(Effective Portion)	2009	2008
	(in thousands)

Oil and gas revenues	$71,030	$14,641

		Amount of (Gain) Loss Recognized in Income on Derivatives
Derivatives Not	Location of Loss
Designated as Hedging	Recognized in Income on	Year Ended December 31,
Instruments	Derivatives	2009	2008
		(in thousands)

Commodity contracts	Derivative loss, net	$78,265	$-

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

AOCI - Hedging.   The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and has been or is being transferred to oil and gas revenue over the term of the derivative contract.  In accordance with the mark-to-market method of accounting, the Partnership will recognize all future changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occur.

As of December 31, 2009 and 2008, AOCI - Hedging represented net deferred gains of $83.2 million and $143.0 million, respectively, and associated deferred tax provisions of $731 thousand and $1.4 million as of December 31, 2009 and 2008, respectively.

During the twelve month periods ending December 31, 2010 and 2011, respectively, the Partnership expects to reclassify $46.7 million and $36.5 million of net deferred hedge gains and $411 thousand and $320 thousand, respectively, of deferred Texas margin tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

NOTE I.            Major Customers and Derivative Counterparties

Sales to major customers.  The Partnership's share of oil, NGL and gas production is sold to various purchasers who must be prequalified under Pioneer's credit risk policies and procedures. The Partnership records allowances for doubtful accounts based on the aging of accounts receivable and the general economic condition of its purchasers and, depending on facts and circumstances, may require purchasers to provide collateral or otherwise secure their accounts. The Partnership is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production.

The following purchasers individually accounted for ten percent or more of the consolidated oil, NGL and gas revenues in at least one of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Plains Marketing L.P.	56%	56%	51%
Occidental Energy Marketing	15%	16%	16%
TEPPCO Crude Oil	10%	9%	9%
ONEOK Inc.	9%	8%	10%

As of December 31, 2009, the Partnership's accounts receivable balance included receivables of $6.0 million, $1.8 million, $975 thousand and $1.9 million from Plains Marketing L.P., Occidental Energy Marketing, TEPPCO Crude Oil and ONEOK Inc., respectively.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Derivative counterparties.  The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures.  The following table provides the Partnership's derivative assets and liabilities by counterparty as of December 31, 2009:

	Assets	Liabilities
	(in thousands)

JP Morgan Chase	$23,107	$583
Societe Generale	11,646	4,179
Barclays Capital	3,371	1,610
Citibank	1,232	4,711
Toronto Dominion	400	1,072
Wells Fargo	70	21,656
Total	$39,826	$33,811

NOTE J.            Asset Retirement Obligations

The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations.  The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership's asset retirement obligation transactions during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Beginning asset retirement obligations	$6,427	$1,957	$1,917
Net wells placed on production and changes in estimates	997	4,499	92
Liabilities settled	(803)	(173)	(195)
Accretion of discount	484	144	143
Ending asset retirement obligation	$7,105	$6,427	$1,957

NOTE K.            Other Expense

The Partnership's other expense for 2009 consisted primarily of expenses related to the 2009 Acquisition.  In 2008, other expense consisted primarily of expenses related to the Partnership's evaluation of the potential assignment by Pioneer to the Partnership of Pioneer's option to acquire an incremental interest in the Midkiff-Benedum gas processing plant.  The Partnership and Pioneer decided not to pursue the assignment or the acquisition of an interest in the Midkiff-Benedum gas processing plant due to the uncertainty of underlying market conditions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE L.            Income Taxes

The following table summarizes the Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current provisions:
U.S. state	$516	$1,048	$868
Deferred provisions (benefit):
U.S. state	(470)	278	52
	$46	$1,326	$920

The Partnership's deferred tax attributes represented a $2.0 million noncurrent asset and a $127 thousand current liability as of December 31, 2009.  Deferred tax attributes represented a $521 thousand current liability and a $101 thousand noncurrent liability as of December 31, 2008.  The change in the Partnership's deferred tax position primarily resulted from a step-up in tax basis of the oil and gas properties acquired in the 2009 Acquisition.  In connection with the Offering, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses, and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return.   During 2009, the Partnership paid $499 thousand to Pioneer under the terms of the Tax Sharing Agreement.

The Partnership applies the provisions of ASC Topic 740-10 "Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2009, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

NOTE M.            Public Offering of Common Units

On November 16, 2009, the Partnership completed a public offering of 3,105,000 of its common units representing limited partner interests. Net proceeds from the public offering of $61.0 million were used to reduce Credit Facility borrowings.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE N.           Subsequent Events

In accordance with ASC 855, the Partnership has evaluated subsequent events through February 25, 2010, the date of issuance of the consolidated financial statements.  The Partnership is not aware of any reportable subsequent events through February 25, 2010, except as disclosed below.

         Distribution declaration.  In January 2010, the Partnership declared a cash distribution of $0.50 per common unit for the period from October 1, 2009 to December 31, 2009.  The distribution was paid on February 11, 2010 to unitholders of record at the close of business on February 4, 2010.  Associated therewith, the Partnership paid $16.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

Capitalized Costs

	December 31,
	2009	2008
	(in thousands)
Oil and gas properties:
Proved properties	$311,730	$305,075
Less accumulated depletion, depreciation and amortization	(113,386)	(100,370)
Net capitalized cost for oil and gas properties	$198,344	$204,705

Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Acquisition of carrying value (a)	$60,041	$141,770	$-
Development costs (b)	6,655	16,410	13,580
Total costs incurred	$66,696	$158,180	$13,580
______
(a)	See Notes A and B for information about the 2009 Acquisition and the 2008 IPO Acquisitions.
(b)
Includes increases to asset retirement obligations for 2009, 2008 and 2007 of $1.0 million, $4.5 million and $92 thousand, respectively.  Excludes $1.0 million of development costs incurred prior to the Offering in 2008 that are included in the acquisition of carrying value on May 6, 2008.

Reserve Quantity Information

The information included in this Report about the Partnership's proved reserves as of December 31, 2009 represents evaluations by Pioneer's reservoir engineers.  The information included in this Report about the Partnership's proved reserves as of December 31, 2008 and 2007 represents evaluations by Pioneer's reservoir engineers of the Partnership's and the Partnership Predecessor's proved reserves.  Netherland, Sewell & Associates, Inc. ("NSAI") audited the Partnership's proved reserves as of December 31, 2009.  NSAI audited the Partnership's proved reserves as of December 31, 2008 before the 2009 Acquisition and audited the Partnership's proved reserves as of December 31, 2007 before the 2009 Acquisition and the Over-allotment Acquisition (the "Original Evaluations").  The proved reserves that NSAI audited in the Original Evaluations have been increased by 80 percent and 62 percent as of December 31, 2008 and 2007, respectively, to recognize the proved reserves attributable to the 2009 Acquisition and the Over-allotment Acquisition and, together with the proved reserves included in the Original Evaluations, form the basis for the information included in this Report about the Partnership's proved reserves as of December 31, 2009, 2008 and 2007.

During 2009, the SEC issued the Reserve Ruling and the FASB issued ASU 2010-03.  The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty;"
•	Broadening the types of technology that a registrant may use to establish reserves estimates and categories; and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates as of December 31, 2009, 2008 and 2007 utilized respective oil prices of $60.42, $44.14 and $95.75 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $26.12, $17.91 and $52.52 per Bbl, and respective gas prices of $2.84, $4.41 and $5.45 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Partnership emphasizes that proved reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

The following table provides a rollforward of total proved reserves for the years ended December 31, 2009, 2008 and 2007, as well as proved developed reserves and proved undeveloped reserves in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in thousands of barrels ("MBbls"), gas volumes are expressed in millions of cubic feet ("MMcf") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBOE)

Total Proved Reserves:
Balance, December 31, 2006	33,331	11,665	49,785	53,292
Revisions of previous estimates	2,271	1,601	5,745	4,830
Production	(1,543)	(602)	(2,318)	(2,531)
Balance, December 31, 2007	34,059	12,664	53,212	55,591
Revisions of previous estimates	(7,359)	(2,993)	(12,970)	(12,514)
Production	(1,441)	(476)	(2,133)	(2,272)
Balance, December 31, 2008	25,259	9,195	38,109	40,805
Revisions of previous estimates	3,724	1,144	4,724	5,656
Extensions and discoveries	102	26	112	147
Production	(1,344)	(518)	(2,281)	(2,243)
Balance, December 31, 2009 (a)	27,741	9,847	40,664	44,365

Proved Developed Reserves:
December 31:
2006	25,572	9,087	38,680	41,105
2007	26,736	10,382	43,414	44,354
2008	18,015	6,936	28,822	29,755
2009 (a)	19,726	7,396	30,548	32,213

Proved Undeveloped Reserves (b):
December 31:
2006	7,759	2,578	11,105	12,187
2007	7,323	2,282	9,798	11,237
2008	7,244	2,259	9,287	11,050
2009 (a) (b)	8,015	2,451	10,116	12,152
______
(a)
See "Transition to New Reserve Ruling Provisions" below for information about the effect of adopting the Reserve Ruling and ASU 2010-03 on the Partnership's proved, proved developed and proved undeveloped oil and gas reserves.

(b)
As of December 31, 2009, the Partnership had 170 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2014), representing an increase of two proved undeveloped well locations (one percent) since December 31, 2008.  During 2009, three proved undeveloped well locations were drilled and completed as developed wells, at a net cost of $1.9 million.  The Partnership's proved undeveloped reserves totaled 12,152 MBOE and 11,050 MBOE at December 31, 2009 and 2008, respectively. Changes in the Partnership's proved undeveloped reserve volumes during the year ended December 31, 2009 included additions of 147 MBOE and revisions of previous estimates of 954 MBOE.  Revisions of previous estimates are primarily comprised of positive price revisions.  The Partnership's proved undeveloped well locations as of December 31, 2009 included 64 proved undeveloped well locations that have remained undeveloped for five years or more.  Prior to the 2009 Acquisition, all of the Partnership's proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer's inventory of undeveloped well locations in the Spraberry field.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows ("Standardized Measure") is computed by applying commodity prices based on average prices for sales of oil, NGLs and gas on the first calendar day of the prior twelve-month period for 2009 and year end prices for 2008 and 2007 (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of ten percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Partnership's commodity derivative contracts. Utilizing the first-day-of-the-month commodity prices during the 12-month period ending on December 31, 2009, held constant over each derivative contract's term, the net present value of the Partnership's derivative assets, less associated estimated income taxes and discounted at ten percent, was an asset of $115 million at December 31, 2009.

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

The following tables provide the Standardized Measure as of December 31, 2009, 2008 and 2007, as well as a rollforward in total for each respective year:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Oil and gas producing activities
Future cash inflows	$2,048,674	$1,448,040	$4,217,890
Future production costs	(1,223,278)	(807,178)	(1,417,126)
Future development costs (a)	(184,156)	(144,236)	(157,603)
Future income tax expense	(2,742)	(2,809)	(16,235)
	638,498	493,817	2,626,926
10% annual discount for estimated timing of cash flows	(376,202)	(306,598)	(1,639,577)
Standardized measure of discounted future net cash flows	$262,296	$187,219	$987,349
______
(a)
Includes $29.3 million ($21.0 million net of salvage value), $20.8 million ($10.3 million net of salvage value) and $21.7 million ($10.7 million net of salvage value) of undiscounted future asset retirement expenditures estimated as of December 31, 2009, 2008 and 2007, respectively, using current estimates of future abandonment costs. See Note J for corresponding information regarding the Partnership's discounted asset retirement obligations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Oil and gas sales, net of production costs	$(53,391)	$(125,733)	$(103,760)
Net changes in prices and production costs	47,526	(707,519)	396,602
Extensions and discoveries	530	-	-
Development costs incurred during the period	2,857	11,299	13,527
Revisions of estimated future development costs	(20,831)	(11,879)	(14,671)
Revisions of previous quantity estimates	39,663	(52,141)	93,155
Accretion of discount	18,800	99,684	55,864
Changes in production rates, timing and other	40,257	(22,557)	(2,516)
Change in present value of future net revenues	75,411	(808,846)	438,201
Net change in present value of future income taxes	(334)	8,716	(4,519)
	75,077	(800,130)	433,682
Balance, beginning of year	187,219	987,349	553,667
Balance, end of year	$262,296	$187,219	$987,349

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

Transition to New Reserve Ruling Provisions

The Partnership adopted the provisions of the Reserve Ruling and ASU 2010-03 on December 31, 2009.  The new pricing provisions of the Reserve Ruling reduced the Partnership's fourth quarter 2009 end-of-life reserves from what they would have been under the previous definition of proved reserves that used end of period pricing, thereby increasing the Partnership's DD&A expense for the fourth quarter of  2009 by $337 thousand and reducing earnings by $0.01 per common unit for the year ended December 31, 2009.  The other provisions of the Reserve Ruling and ASU 2010-03 did not have a material effect on the Partnership as of and for the periods ended December 31, 2009.  See "Item 2. Properties" and Note B for more information about the provisions of the Reserve Ruling.

The tables below present the decreases to the Partnership's proved reserves, proved developed reserves, proved undeveloped reserves and Standardized Measure as of December 31, 2009 due to the adoption of the Reserve Ruling:

Decrease to Proved Reserves, Proved Developed Reserves and Proved Undeveloped Reserves

	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBOE)

Total Proved Reserves:
Balance, December 31, 2008	-	-	-	-
Revisions of previous estimates	(2,904)	(1,224)	(5,223)	(4,998)
Extensions and discoveries	-	-	-	-
Production	-	-	-	-
Balance, December 31, 2009	(2,904)	(1,224)	(5,223)	(4,998)

Proved Developed Reserves:
December 31, 2009:	(2,588)	(1,115)	(4,770)	(4,498)
Proved Undeveloped Reserves:
December 31, 2009:	(316)	(109)	(453)	(500)

Decrease to Standardized Measure of Discounted Future Net Cash Flows
Year Ended
December 31,
2009
(in thousands)

Oil and gas producing activities
Future cash inflows	$(1,049,321)
Future production costs	330,212
Future development costs	880
Future income tax expense	6,972
(711,257)
10% annual discount for estimated timing of cash flows	422,657
Standardized measure of discounted future net cash flows - net decrease	$(288,600)

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2009 and 2008:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2009:
Oil and gas revenues:
As reported	$32,564	$34,953	$43,574	$48,540
Adjustment for 2009 Acquisition (a)	4,205	4,881
Adjusted	$36,769	$39,834	$43,574	$48,540
Total revenues:
As reported	$32,682	$35,009	$43,609	$48,541
Adjustment for 2009 Acquisition (a)	4,205	4,881
Adjusted	$36,887	$39,890	$43,609	$48,541
Total costs and expenses:
As reported	$20,437	$36,911	$18,562	$59,855
Adjustment for 2009 Acquisition (a)	3,394	3,401
Adjusted	$23,831	$40,312	$18,562	$59,855
Net income (loss):
As reported	$12,161	$(1,907)	$24,936	$(11,131)
Adjustment for 2009 Acquisition (a)	800	1,462
Adjusted	$12,961	$(445)	$24,936	$(11,131)
Basic and diluted net income (loss) per common unit	$0.40	$(0.06)	$0.96	$(0.35)
______
(a)
In August 2009, the Partnership completed the 2009 Acquisition from Pioneer. Because the 2009 Acquisition was acquired from Pioneer, the acquisition was accounted for as a transaction between entities under common control, whereby the assets and liabilities were recorded at Pioneer's historical cost and the Partnership's historical financial information was recast to include the results of operations of the properties acquired in the 2009 Acquisition for all periods presented.   See Note B for additional information regarding the 2009 Acquisition.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2009, 2008 and 2007

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2008:
Oil and gas revenues:
As reported	$36,191	$40,990	$40,195	$35,456
Adjustment for 2009 Acquisition (a)	10,048	12,246	12,556	5,712
Oil and gas revenues	$46,239	$53,236	$52,751	$41,168
Total revenues:
As reported	$36,191	$40,999	$40,219	$36,615
Adjustment for 2009 Acquisition (a)	10,048	12,246	12,556	5,712
Total revenues	$46,239	$53,245	$52,775	$42,327
Total costs and expenses:
As reported	$12,383	$14,420	$15,452	$14,929
Adjustment for 2009 Acquisition (a)	3,781	4,302	3,879	3,338
Total costs and expenses	$16,164	$18,722	$19,331	$18,267
Net income:
As reported	$23,559	$26,300	$24,456	$20,465
Adjustment for 2009 Acquisition (a)	6,201	7,862	8,585	2,348
Net income	$29,760	$34,162	$33,041	$22,813
Basic and diluted net income per common unit	$-	$0.53	$0.81	$0.68
______
(a)
In August 2009, the Partnership completed the 2009 Acquisition from Pioneer. Because the 2009 Acquisition was acquired from Pioneer, the acquisition was accounted for as a transaction between entities under common control, whereby the assets and liabilities were recorded at Pioneer's historical cost and the Partnership's historical financial information was recast to include the results of operations of the properties acquired in the 2009 Acquisition for all periods presented.   See Note B for additional information regarding the 2009 Acquisition

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Partnership's management, under the supervision and with the participation of the General Partner's principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Exchange Act, the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Partnership's management, including the principal executive officer and principal financial officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is a process designed by management, under the supervision of the General Partner's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership's financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2009, management, under the supervision of the General Partner's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in "Internal Control – Integrated Framework", management concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Report, has issued an attestation report on the Partnership's internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of Pioneer Natural Resources GP LLC and the
Unitholders of Pioneer Southwest Energy Partners L.P.

We have audited Pioneer Southwest Energy Partners L.P.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pioneer Southwest Energy Partners L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pioneer Southwest Energy Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Southwest Energy Partners L.P. as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2010

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 9B.	OTHER INFORMATION

None.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership's operations and activities are managed by the General Partner, which is a wholly-owned subsidiary of Pioneer. All of the Partnership's executive management personnel are employees of Pioneer and devote their time as needed to conduct the Partnership's business and affairs. The Board of Directors of the General Partner oversees the General Partner's management, operations and activities. Except as otherwise noted, references in this Report to "the Board of Directors" refer to the Board of Directors of the General Partner.

The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership such as accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources. The agreement provides that Pioneer employees (including executive officers of the General Partner) will devote such portion of their time as may be reasonable and necessary for the operation of the Partnership's business. The executive officers of the General Partner devote significantly less than a majority of their time to the Partnership's business and the Partnership expects that to be the case for the foreseeable future. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement" for additional information about the Administrative Services Agreement.

Directors and Executive Officers of the General Partner

Unitholders are not entitled to elect the General Partner or the directors of the General Partner, or to directly or indirectly participate in the management or operation of the Partnership. As owner of the General Partner, Pioneer elects all the members of the Board of Directors. The General Partner owes a fiduciary duty to the Partnership, although the Partnership's First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") limits such duties and restricts the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duties.

The following table sets forth certain information regarding the members of the Board of Directors and the executive officers of the General Partner.

Name	Age	Position

Phillip A. Gobe	57	Director
Alan L. Gosule	69	Director
Royce W. Mitchell	55	Director
Arthur L. Smith	57	Director
Scott D. Sheffield	57	Chairman of the Board of Directors and Chief Executive Officer
Richard P. Dealy	43	Executive Vice President, Chief Financial Officer, Treasurer and Director
Danny L. Kellum	55	Executive Vice President, Domestic Operations and Director
Timothy L. Dove	53	President and Chief Operating Officer
Mark S. Berg	51	Executive Vice President, General Counsel
Chris J. Cheatwood	49	Executive Vice President, Geoscience
Frank W. Hall	59	Vice President and Chief Accounting Officer

Executive officers and directors serve until their successors are duly appointed or elected.

Set forth below is biographical information about each of the directors named above, including the specific experience, qualifications, attributes or skills that led to Pioneer's conclusion that the person should serve as a director of the General Partner.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Scott D. Sheffield was elected Chief Executive Officer and director of the General Partner in June 2007 and Chairman of the Board in May 2008. Mr. Sheffield, a distinguished graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has held the position of Chief Executive Officer of Pioneer since August 1997. He was President of Pioneer from August 1997 to November 2004, and assumed the position of Chairman of the Board of Directors in August 1999. He was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley Petroleum Company ("Parker & Parsley") from October 1990 until Pioneer was formed in August 1997. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President — Engineering of PPDC from September 1981 until April 1985, when he was elected President and a Director. In March 1989, Mr. Sheffield was elected Chairman of the Board of Directors and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. Pioneer believes that Mr. Sheffield's experience and education, as summarized above, render him qualified to serve on the General Partner's Board of Directors, and particularly, his role as Chief Executive Officer, his educational background and work experience in petroleum engineering, his deep knowledge of the General Partner's business resulting from his long tenure with Pioneer and its predecessor, and his extensive knowledge of the energy industry.

Richard P. Dealy was elected Executive Vice President, Chief Financial Officer, Treasurer and director of the General Partner in June 2007. Mr. Dealy was elected Executive Vice President and Chief Financial Officer of Pioneer in November 2004. Prior to that time, Mr. Dealy held positions of Vice President and Chief Accounting Officer from February 1998 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1995, in which position he served until August 1997. He is a Certified Public Accountant, and prior to joining Parker & Parsley, he was employed by KPMG LLP. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance. Pioneer believes that Mr. Dealy is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his role as Chief Financial Officer, his extensive experience in public accounting and finance, and his deep knowledge of the General Partner's business resulting from his long tenure with Pioneer and its predecessor.

Phillip A. Gobe was elected as a director of the General Partner in June 2009. Mr. Gobe joined Energy Partners, Ltd. as chief operating officer in December 2004 and became president in May 2005, and served in those capacities until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008.  Prior to that, Mr. Gobe served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company and its subsidiaries. Subsequent to his retirement in September 2007, Energy Partners, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2009. Mr. Gobe is a graduate of the University of Texas with a degree in history and earned his MBA at the University of Louisiana in Lafayette. Pioneer believes that Mr. Gobe is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive senior management experience in the oil and gas industry.

Alan L. Gosule was elected as a director of the General Partner in April 2008. Mr. Gosule has been a partner in the New York office of the law firm of Clifford Chance LLP (successor to Roger & Wells) since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow. Mr. Gosule is a graduate of Boston University and its Law School and received an LLM in Taxation from Georgetown University. Mr. Gosule also serves on the Board of Directors of MFA Financial, Inc., Home Properties, Inc. and F.L. Putnam Investment Management Company. He also serves on the Board of Trustees of Ursuline Academy. Pioneer believes that Mr. Gosule is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his education in the law and his extensive experience of over 40 years as an attorney advising private and public companies.

Danny L. Kellum was elected a director of the General Partner in June 2009. Mr. Kellum was elected Executive Vice President, Permian Operations of the General Partner in February 2010, and prior to that served as Executive Vice President, Operations of the General Partner since June 2007. Mr. Kellum, who received a Bachelor

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President - Permian Operations of Pioneer in February 2010. Mr. Kellum had previously served as Executive Vice President - Domestic Operations of Pioneer from May 2000 until January 2010, and as Vice President - Domestic Operations from January 2000 until May 2000, and Vice President - Permian Division from August 1997 until December 1999. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation, and his service with Parker & Parsley included serving as Spraberry District Manager from 1989 until 1994 and as Vice President of the Spraberry and Permian Division until August 1997. Pioneer believes that Mr. Kellum is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his role as Executive Vice President, Domestic Operations, his educational background and work experience in petroleum engineering and operations, and his deep knowledge of the General Partner's business resulting from his long tenure with Pioneer and its predecessor.

Royce W. Mitchell was elected as a director of the General Partner in April 2008. Mr. Mitchell has been self-employed as an executive consultant, focusing on advising audit committees of exploration and production companies, since January 2005, except for the period from April 2008 through December 2008 when he served as Chief Financial Officer of Frac Tech Services, Ltd. Mr. Mitchell served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer of Key Energy Services, Inc. from January 2002 to January 2005. Before joining Key Energy Services, Inc., he was a partner with KPMG LLP from April 1986 through December 2001 specializing in the oil and gas industry. He received a BBA from Texas Tech University and is a certified public accountant. Pioneer believes that Mr. Mitchell is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive experience in accounting matters focused on the oil and gas industry, developed through experience with both an outside accounting firm and companies in the industry.

Arthur L. Smith was elected as a director of the General Partner in April 2008. Mr. Smith is President and Managing Member of Triple Double Advisors, LLC (an investment advisory firm focusing on the energy industry), a position he has held since August 2007. From 1984 to 2007, Mr. Smith was Chairman and CEO of John S. Herold, Inc. (a petroleum research and consulting firm). From 1976 to 1984, Mr. Smith was a securities analyst with Argus Research Corp., The First Boston Corporation and Oppenheimer & Co., Inc. Mr. Smith holds the CFA designation. Mr. Smith serves on the board of directors of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. He also serves on the board of non-profit Dress for Success Houston and the Board of Visitors for the Nicholas School of the Environment at Duke University. Mr. Smith received a BA from Duke University and an MBA from NYU's Stern School of Business. Pioneer believes that Mr. Smith is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive experience of over 30 years in the fields of financial analysis and investment banking, and his experience in the oil and gas industry.

Set forth below is biographical information about each of the General Partner's executive officers, other than Messrs. Sheffield, Dealy and Kellum.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Chris J. Cheatwood was elected Executive Vice President, Geoscience of the General Partner in June 2007. Mr. Cheatwood was elected Executive Vice President, Business Development and Technology of Pioneer in February of 2010. Mr. Cheatwood had previously served as Executive Vice President, Geoscience of Pioneer since November 2007, and as Executive Vice President - Worldwide Exploration from January 2002 until November 2007, Senior Vice President - Exploration from December 2000 to January 2002, and Vice President - Domestic Exploration from July 1998 to December 2000.  Before joining Pioneer, Mr. Cheatwood spent ten years with Exxon Corporation.  Mr. Cheatwood is a graduate of the University of Oklahoma with a Bachelor of Science degree in Geology and earned his Master of Science degree in Geology from the University of Tulsa.

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

Governance

The NYSE does not require a listed limited partnership like the Partnership to have a majority of independent directors or to establish a compensation committee or a nominating and corporate governance committee. It is the Partnership's present intent, however, for the Board of Directors to have a majority of independent directors.

The Board of Directors has assessed the independence of each non-employee director under the independence standards of the NYSE and the SEC, and has determined that Messrs. Gobe, Gosule, Mitchell and Smith meet the requirements for independence under these standards and are independent.

Meetings and Committees of Directors

The Board of Directors held 15 meetings during 2009. During 2009, each of the directors attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which that director served.

The Board of Directors has two standing committees: the Audit Committee and the Conflicts Committee.

Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Partnership's internal controls, financial statements and the audit process. The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors, approve all auditing services and related fees and the terms thereof, and pre-approve any permitted non-audit services to be rendered by the Partnership's independent auditors.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The Audit Committee also is responsible for confirming the independence and objectivity of the Partnership's independent auditors. The members of the Audit Committee are Messrs. Mitchell (Chairman), Gobe, Gosule and Smith.  The Board of Directors has determined that each member of the Audit Committee meets the independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Partnership and that the director not receive from the Partnership, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board of Directors also has determined that each of the Audit Committee members is financially literate and that Mr. Mitchell is an Audit Committee financial expert as defined by the SEC. The Audit Committee held 12 meetings during 2009. Information regarding the functions performed by the Audit Committee and its membership also can be found in the Audit Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.

Conflicts Committee. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. At the request of the Board of Directors, the Conflicts Committee determines whether to approve the conflict of interest matter. The members of the Conflicts Committee must meet the independence and experience standards established by NYSE and SEC rules to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership's partners and not a breach by the General Partner of any duties it may owe to the Partnership. The members of the Conflicts Committee are Messrs. Smith (Chairman), Gobe, Gosule and Mitchell. The Conflicts Committee held three meetings during 2009. Information regarding the functions performed by the Conflicts Committee and its membership also can be found in the Conflicts Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.

Executive Sessions of Non-Management Directors, Procedure for Directly Contacting the Board of Directors and Whistleblower Policy

The Board of Directors holds regular executive sessions in which the four independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. As there are only four independent directors, the directors believe it is not necessary to appoint a presiding director for these executive sessions.

A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established and is published on the Partnership's website at www.pioneersouthwest.com. All complaints and concerns will be received and processed by the Corporate Secretary's Office of the General Partner. Information may be submitted confidentially and anonymously, although the Partnership may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances. The Partnership's policy is not to take any adverse action, and to not tolerate any retaliation against any person for asking questions or making good faith reports of possible violations of law, Partnership policy or the Code of Business Conduct and Ethics.

Code of Ethics

Neither the Partnership nor the General Partner has any employees. The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership, and all of Pioneer's employees are subject to the Pioneer Natural Resources Code of Business Conduct and Ethics. Accordingly, the Board of Directors of the General Partner has adopted the Pioneer Natural Resources Code of Business Conduct and Ethics to govern its members as well as the Partnership and the General Partner.

Availability of Governance Guidelines, Charters and Code

Copies of the General Partner's Governance Guidelines, Audit Committee Charter, Conflicts Committee Charter and the Pioneer Natural Resources Code of Business Conduct and Ethics are available on the Partnership's website at www.pioneersouthwest.com.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the General Partner and persons who beneficially own more than ten percent of the Partnership's common units are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common units of the Partnership, as well as changes in that ownership. Based solely on its review of reports and written representations that the Partnership has received, the Partnership believes that all required reports were timely filed during 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Partnership is a master limited partnership and does not directly employ any of the individuals responsible for managing or operating the Partnership's business. All of the executive officers of the General Partner are executive officers of Pioneer and devote their time as needed to conduct the Partnership's business and affairs. Pursuant to the agreements with Pioneer, the Partnership has agreed to reimburse the General Partner and its affiliates, including Pioneer, for the cost of the services they provide to the Partnership, including the compensation of their officers and other employees providing services to the Partnership.

Neither the Partnership nor the General Partner has a compensation committee. The compensation policies and philosophy of Pioneer govern the types and amount of compensation granted to each of Pioneer's executive officers, which include the executive officers of the General Partner, with respect to their services to Pioneer and its subsidiaries as a group. Accordingly, Pioneer has the ultimate decision-making authority with respect to the total compensation of the executive officers of the General Partner (except with respect to awards under the Partnership's 2008 Long-Term Incentive Plan, which are granted by the Board of Directors if any are granted). The compensation paid by Pioneer to the executive officers of the General Partner is included within the total general and administrative costs incurred by Pioneer, which are allocated to the Partnership pursuant to a formula under the Administrative Services Agreement. As a result, neither the General Partner nor the Partnership establishes the amount of compensation that is awarded to the executive officers of the General Partner, except with respect to awards under the Partnership's 2008 Long-Term Incentive Plan. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement" for additional information about the allocation of expenses to the Partnership under the Administrative Services Agreement.

A full discussion of the compensation programs for Pioneer's executive officers and the policies and philosophy of the Compensation Committee of the Board of Directors of Pioneer will be set forth in the proxy statement for Pioneer's 2010 Annual Meeting of Stockholders under the heading "Compensation of Executive Officers," and the Partnership incorporates by reference that section of Pioneer's proxy statement into this Item 11. Pioneer's proxy statement will be available upon its filing on the SEC's website at www.sec.gov and on Pioneer's website at www.pxd.com under the heading "Investors — SEC Filings."

Long-Term Incentive Plan

As indicated above, although neither the Partnership nor the General Partner has a compensation committee, the General Partner has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan for directors of the General Partner and for employees and consultants of the General Partner and its affiliates who perform services for the Partnership. The purpose of the long-term incentive plan is to provide a means to enhance profitable growth by attracting and retaining individuals to serve as directors of the General Partner as well as the employees and consultants of Pioneer and its subsidiaries who provide services to the Partnership by providing such individuals a means to acquire and maintain ownership or awards, the value of which is tied to the performance of common units. The long-term incentive plan seeks to achieve this purpose by providing for grants of options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. The discussion below provides a general overview and discussion regarding how the plan operates.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Administration of the Plan

The plan is administered by the Board of Directors or a committee thereof, referred to as the plan administrator in this Report. The plan administrator may terminate or amend the long-term incentive plan or any part of the plan at any time with respect to any units for which a grant has not yet been made, including increasing the number of units that may be granted, subject to any tax and legal restrictions and the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The plan will expire upon the earlier of (i) the date units are no longer available under the plan for grants, (ii) its termination by the Board of Directors or (iii) the tenth anniversary of the date approved by the General Partner.

Awards

In General. The plan administrator may make grants of awards with such terms as the plan administrator shall determine, including terms governing the service period and/or other performance conditions pursuant to which any such awards will vest and/or be settled, as applicable. Grant levels in any given year may vary on a discretionary basis based on measuring the Partnership's financial, operational, strategic or other appropriate performance, as well as the individual performance of plan participants.

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

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon or as soon as reasonably practicable following the phantom unit's settlement date or, in the discretion of the plan administrator, a cash payment equivalent to the fair market value of a common unit. The plan administrator may, in its discretion, grant distribution equivalent rights ("DERs") with respect to phantom unit awards. DERs entitle the participant to receive cash or additional awards equal to the amount of any cash distributions made by the Partnership during the period the phantom unit is outstanding. Payment of a DER may be subject to the same vesting terms and/or settlement terms as the award to which it relates or different vesting terms and/or settlement terms, in the discretion of the plan administrator.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Other Provisions

Change in Control; Termination of Service. The plan administrator may, in its discretion, provide that awards under the long-term incentive plan become exercisable or vest, as applicable, upon a "change of control," as defined in the plan or an applicable award agreement. In addition, the plan administrator may, in its discretion, provide that if a grantee's employment, consulting arrangement or membership on the Board of Directors terminates for any reason, the grantee's unvested award will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

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

Anti-Dilution Adjustments. If any "equity restructuring" event occurs that could result in an additional compensation expense under GAAP if adjustments to awards with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted. With respect to a similar event that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator shall have complete discretion to adjust awards in the manner it deems appropriate. In the event the plan administrator makes any adjustment in accordance with the foregoing provisions, a corresponding and proportionate adjustment shall be made with respect to the maximum number of units available under the plan and the kind of units or other securities available for grant under the plan.

Compensation Committee Report

Neither the Partnership nor the General Partner has a compensation committee. The Board of Directors of the General Partner has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of the SEC's Regulation S-K set forth above with management and based on this review and discussion, has approved it for inclusion in this Form 10-K.

The Board of Directors of Pioneer Natural Resources GP LLC:

Richard P. Dealy
Phillip A. Gobe
Alan L. Gosule
Danny L. Kellum
Royce W. Mitchell
Scott D. Sheffield
Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Compensation of Directors

2009 DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid to the non-employee directors of the General Partner during 2009:

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2),(3) ($)	Total ($)
Phillip A. Gobe	$19,113	$85,818	$104,931
Alan L. Gosule	$62,513	$49,987	$112,500
Royce W. Mitchell	$70,013	$49,987	$120,000
Arthur L. Smith	$70,013	$49,987	$120,000
___________
(1)
Amounts represent fees earned or paid in cash for services as a director during 2009, including the cash portion of the annual base retainer fee and committee chairmanship or membership fees incurred in connection with service on the Board of Directors or any committee of the Board. Mr. Gobe joined the Board of Directors in June 2009.

(2)
The amounts in this column represent the aggregate grant-date fair value of restricted unit awards made to the directors during 2009, calculated in accordance with ASC 718. The grant-date fair value is based on the closing price of the Partnership's common units as of the most recent trading day prior to the date the grants are awarded.  The amounts for Messrs. Gosule, Mitchell and Smith represent amounts attributable to annual grants made in May 2009, at which time the grant-date fair value of each unit award granted computed in accordance with ASC 718 was $17.57.  Upon his election to the Board in June 2009, Mr. Gobe was awarded an initial grant of restricted units having a value of $40,000 and a pro rata portion of the annual grant amount, at which time the grant-date fair value of each unit award granted computed in accordance with ASC 718 was $19.62. Additional detail regarding the Partnership's unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

(3)	Aggregate director unit awards for which restrictions had not lapsed as of December 31, 2009, totaled 17,121 units.

The Board of Directors believes providing competitive compensation is necessary to attract and retain qualified independent directors. The Board of Directors believes that the compensation package should require a significant portion of the total compensation package to be equity-based to align the interests of the directors and the Partnership's unitholders.

The elements of compensation for the non-employee directors for the 2009-2010 director year, which runs from May 2009 to May 2010, were as follows:

•	Each non-employee director receives an annual base retainer fee of $45,000, and an annual fee of $10,000 for service on one or more committees.
•	Audit Committee members receive an additional $7,500 annual fee.
•	Each non-employee director receives an annual equity award of $50,000 in restricted units, which vests one year following the date of the award.
•	The chairmen of the Audit and Conflicts Committees receive an additional $7,500 annual fee.
•
A newly-elected non-employee director receives an initial equity award of $40,000 in restricted units at the time of his or her election to the board, which vests ratably over a three-year period on each anniversary of the grant date.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Additionally, each non-employee director is provided information technology support by the Partnership and is also reimbursed for travel expenses to attend meetings of the Board of Directors or its committees, travel and entertainment expenses for each director's spouse who is invited to accompany directors to meetings of the Board of Directors and Partnership-related business trips, director education, seminars and trade publications. No additional fees are paid for attendance at Board of Directors or committee meetings. The executive officers who are also directors do not receive additional compensation for serving on the Board of Directors.

The vesting of ownership and the lapse of transfer restrictions on restricted units to non-employee directors is accelerated in the event of the death or disability of the director or a change in control of the Partnership.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board of Directors is not required to maintain, and does not maintain, a compensation committee. Scott D. Sheffield, the General Partner's Chairman of the Board and Chief Executive Officer, serves as the Chairman of the Board and Chief Executive Officer of Pioneer, and Richard P. Dealy, a director of the General Partner and the General Partner's Executive Vice President and Chief Financial Officer, and Danny L. Kellum, a director of the General Partner and the General Partner's Executive Vice President, Operations, serve as executive officers of Pioneer. All compensation decisions with respect to each of these persons are made by the Compensation Committee of the board of directors of Pioneer. With the exception of the foregoing, none of the executive officers of the General Partner serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the beneficial ownership of the Partnership's common units as of February 23, 2010 by (i) each person known by the Partnership to beneficially own five percent or more of the outstanding units; (ii) each member of the Board of Directors; (iii) each of Pioneer's Chief Executive Officer, Chief Financial Officer and the three other most highly compensation executive officers of Pioneer for 2009 (the "NEOs"); and (iv) all directors and executive officers of the General Partner as a group.

Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

Name of Person or Identity of Group	Number of Units	Percentage of Class (a)

Pioneer Natural Resources USA, Inc. (b)	20,521,200	62.0
5205 N. O'Connor Blvd.
Suite 200
Irving, Texas 75039

Scott D. Sheffield	12,000	(c)

Richard P. Dealy	20,000	(c)

Mark S. Berg	11,426	(c)

Timothy L. Dove	8,068	(c)

Jay P. Still	400	(c)

Phillip A. Gobe (d)	14,374	(c)

Alan L. Gosule (d)	8,555	(c)

Royce W. Mitchell (d)	7,055	(c)

Arthur L. Smith (d)	7,055	(c)

All directors and executive officers as a group (11 persons) (d)	94,033	(c)

___________
(a)	Based on 33,113,700 common units outstanding.
(b)	Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer, and therefore Pioneer also beneficially owns these common units.
(c)	Does not exceed one percent of class.
(d)	Includes restricted units awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table sets forth, as of February 23, 2010, the number of shares of common stock of Pioneer owned by (i) each member of the Board of Directors; (ii) each NEO; and (iii) all directors and executive officers of the General Partner as a group:

Name of Person or Identity of Group	Number of Shares	Percentage of Class (a)

Scott D. Sheffield (c) (d) (e) (f) (g)	754,052	(b)

Richard P. Dealy (c) (d) (e) (g)	142,461	(b)

Mark S. Berg (d) (e) (g)	84,527	(b)

Timothy L. Dove (c) (d) (e) (g)	259,305	(b)

Jay P. Still (c) (d) (e) (g)	61,444	(b)

Danny L. Kellum (d) (e) (g)	114,497	(b)

Phillip A. Gobe	-	-

Alan L. Gosule	-	-

Royce W. Mitchell	-	-

Arthur L. Smith	-	-

All directors and executive officers as a group (11 persons) (c) (d) (e) (f) (g)	1,479,166	1.3

___________
(a)	Based on 115,550,322 shares of common stock outstanding.
(b)	Does not exceed one percent of class.
(c)	Includes the following number of shares subject to exercisable stock options: Mr. Sheffield, 60,000; Mr. Dealy, 10,500; Mr. Dove, 19,998; and all directors and executive officers as a group, 110,496.
(d)
Includes the following number of unvested restricted shares or restricted stock units: Mr. Sheffield, 239,551; Mr. Dealy, 78,362; Mr. Berg, 51,516; Mr. Dove, 132,617; Mr. Still, 45,098; Mr. Kellum, 49,015; and all directors and executive officers as a group, 613,784.

(e)
Includes the following number of shares held in each respective officer's 401(k) account:  Mr. Sheffield, 22,133; Mr. Dealy, 312; Mr. Berg, 8,468; Mr. Dove, 352; Mr. Still, 165; Mr. Kellum, 533; and all directors and executive officers as a group, 33,700.

(f)	Mr. Sheffield's beneficial ownership includes 37,827 shares held in his investment retirement account.
(g)	Excludes the performance units that will vest if and to the extent predetermined performance targets are achieved.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the Partnership's equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column) (b)

Pioneer Southwest Energy Partners L.P.:
2008 Long-Term Incentive Plan	—	$—	2,974,461

__________
(a)
There were no outstanding options, warrants or equity rights awarded under the Partnership's equity compensation plans as of December 31, 2009. The securities do not include restricted units awarded under the 2008 Long-Term Incentive Plan.

(b)	All equity compensation plans have been approved by security holders.

See "Item 11. Executive Compensation" and Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for discussion of the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 23, 2010, affiliates of the General Partner, including its directors and executive officers, owned 20,615,233 common units representing approximately 62 percent of the common units outstanding. In addition, the General Partner owned a 0.1 percent general partner interest in the Partnership.

Distributions and Payments to the General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by the Partnership to the General Partner and its affiliates in connection with the ongoing operation and liquidation of the Partnership. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Ongoing Operations
Distributions of available cash to the General Partner and its affiliates
The Partnership makes cash distributions to its partners, including the General Partner and its affiliates, as the holders of common units and general partner units. During 2009, Pioneer received a total of $41.1 million in distributions from the Partnership in respect of its common units and general partner units.

Payments to the General Partner and its affiliates
The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership's behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner and its affiliates in connection with operating the Partnership's business. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on its behalf. Pioneer is entitled to determine in good faith the expenses that are allocable to the Partnership. To implement part of this Partnership Agreement requirement, the Partnership and Pioneer have entered into the Administrative Services Agreement, which establishes a formula by which a portion of Pioneer's overhead expenses is allocated to the Partnership. See "— Administrative Services Agreement" below. The Partnership is charged an operating overhead fee pursuant to operating agreements with Pioneer. See " — Operating Agreements" below. Additionally, Pioneer is a minority owner of certain gas processing plants that process a portion of the Partnership's wet gas and retain as compensation a portion of the Partnership's dry gas residue and NGL value. See "— Gas Processing Arrangements" below. The Partnership has agreed to pay Pioneer for the Partnership's share of state and local income and other taxes. See "— Tax Sharing Arrangement" below.

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

August 2009 Purchase and Sale Transaction

On August 31, 2009, Pioneer Southwest Energy Partners USA LLC ("Pioneer Southwest LLC"), a wholly-owned subsidiary of the Partnership, completed the acquisition from Pioneer of oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity price derivative positions and certain other liabilities pursuant to a Purchase and Sale Agreement with Pioneer having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred to in this Report as the "2009 Acquisition").  Associated therewith, Pioneer Southwest LLC paid Pioneer $168.2 million of cash, including customary closing adjustments. In connection with the assumption of the net obligations associated with commodity price derivative positions, Pioneer and the Partnership entered into novation agreements with the relevant counterparties. The novation agreements transferred Pioneer's rights and responsibilities under the net derivative obligations to the Partnership. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Pursuant to the Purchase and Sale Agreement, Pioneer agreed to indemnify the Partnership for one year against liabilities with respect to the use, ownership and operation of the transferred properties or with the violation of environmental laws, and for four years against claims that Pioneer failed to pay any required royalties associated with the transferred properties. Pioneer will also indemnify the Partnership for breaches of representations as to tax matters until the expiration of the applicable statutes of limitations for taxes. In general, Pioneer's indemnification obligation is capped at 25 percent of the total consideration, and Pioneer will not have any indemnification obligation until the Partnership's losses exceed two percent of the total consideration, in the aggregate, and then only to the extent such aggregate losses exceed two percent.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Currently, expenses are reimbursed based on a

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. Under this initial methodology, the per BOE cost for services during any period is determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all VPP obligations during such period. The costs of all awards under the Partnership's long-term incentive plan will be borne by the Partnership, and will not be included in the foregoing formula. The administrative fee is determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under VPP obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer at any time upon 90 days notice. The Partnership paid a total of $1.9 million to Pioneer under this agreement during 2009.

Omnibus Agreement, Omnibus Operating Agreements and Operating Agreements

Pioneer is the operator of all of the Partnership's properties. Upon the closing of the Partnership's initial public offering in May 2008, the Partnership and Pioneer  entered into an Omnibus Agreement (the "IPO Omnibus Agreement") and an Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with the initial public offering. In addition, in connection with the 2009 Acquisition, the Partnership and Pioneer entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with that acquisition, and amended IPO Omnibus Operating Agreement with respect to certain matters.

Area of Operations. The IPO Omnibus Agreement limits the Partnership's area of operations to onshore Texas and the southeast region of New Mexico, comprising Chaves, Curry, De Baca, Eddy, Lincoln, Lea, Otero and Roosevelt counties. Pioneer has the right to expand the Partnership's area of operations, but has no obligation to do so.

VPP. A substantial portion of the properties that the Partnership owns is subject to Pioneer's VPP.  Pursuant to the IPO Omnibus Agreement and the Purchase and Sale Agreement relating to the 2009 Acquisition, Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties subject to the VPP If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation.

Operations. Pursuant to the IPO Omnibus Operating Agreement and the 2009 Omnibus Operating Agreement,  the Partnership has agreed to certain restrictions and limitations on its ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership's properties where Pioneer is the operator. For example, the Partnership will not object to attempts by Pioneer to develop the leasehold acreage surrounding the Partnership's wells; the Partnership is restricted in its ability to remove Pioneer as the operator; Pioneer-proposed operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership must allow Pioneer to use certain of the Partnership's production facilities in connection with other properties operated by Pioneer, subject to capacity limitations.

         In addition, Pioneer and the Partnership have entered into operating agreements with respect to the Partnership's properties. Pursuant these agreements, the Partnership pays Pioneer overhead charges associated with

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

operating the Partnership's oil and gas properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership also pays Pioneer for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.

Indemnities Relating to the IPO Properties. Pursuant to the IPO Omnibus Agreement, Pioneer will indemnify the Partnership until May 6, 2011 against liabilities with respect to claims associated with the use, ownership and operation of the IPO Properties prior to May 6, 2008, the closing of the initial public offering up to an amount not to exceed $10.0 million in the aggregate. In addition, Pioneer will not have any indemnification obligation until the Partnership's losses exceed $500 thousand in the aggregate, and then only to the extent such aggregate losses exceed $500 thousand.  With respect to title to the wellbore interests conveyed to the Partnership as part of the IPO Properties, Pioneer will indemnify the Partnership until May 6, 2011 for losses attributable to defects in title to the Partnership's interest in the presently producing intervals in the wellbores, other than certain permitted encumbrances that the Partnership has agreed do not constitute title defects. Examples of such permitted encumbrances include regulatory and existing contractual obligations, certain restrictions on assignment that have been waived either in writing or by the passage of time, certain liens that do not materially interfere with the use of the Partnership's properties as they have been used in the past or are proposed to be used in the future, and the VPP obligation. Pioneer will also indemnify the Partnership until the expiration of the applicable statutes of limitations for taxes attributable to the operations of the IPO Properties prior to May 6, 2008.

Gas Processing Arrangements

Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant and an approximate 30 percent interest in the Sale Ranch gas processing plant. These plants process wet gas from producing wells, and retain as compensation approximately 19 percent and 20 percent, respectively, of the dry gas residue and NGL value. Substantially all of the Partnership's total NGL and gas sales revenues in 2009 were from the sale of NGL and gas processed through the Midkiff/Benedum and Sale Ranch gas processing plants.

Tax Sharing Agreement

The Partnership and Pioneer have entered into a Tax Sharing Agreement, pursuant to which the Partnership agreed to pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. During 2009, the Partnership recorded a payable to Pioneer of $460 thousand under this agreement.

Policies and Procedures for Review, Approval and Ratification of Related Person Transactions

The Partnership's Governance Guidelines provide that independent directors are to periodically review all transactions that would require disclosure under Item 404(a) of SEC Regulation S-K, and make a recommendation to the Board of Directors regarding the initial authorization or ratification of any such transaction. All of the transactions disclosed in this Item 13 entered into since January 1, 2009, were either pursuant to agreements in place at the time of the Offering and accordingly were not required to be reviewed, ratified or approved pursuant to the Governance Guidelines, or were so reviewed, ratified or approved.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Director Independence

See "Item 10. Directors, Executive Officers and Corporate Governance" for information  regarding the directors of the General Partner and the independence requirements applicable to the Board of Directors and its committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of the General Partner selected Ernst & Young LLP as the independent registered public accounting firm to audit the Partnership's consolidated financial statements for the year ended December 31, 2009.

Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by the Partnership for audit services provided by Ernst & Young LLP for the years ended December 31, 2009 and 2008:

	2009	2008

Audit fees (a)	$959,142	$881,000
Audit-related fees (b)	-	-
Tax fees (b)	-	-
All other fees (b)	-	-
	$959,142	$881,000
______
(a)
Audit fees represent fees for professional services provided in connection with the (i) the audit of the Partnership's annual consolidated financial statements included in this Annual Report on Form 10-K, (ii) reviews of the Partnership's quarterly financial statements included in its Quarterly Reports on Form 10-Q, and (iii) services in connection with the Partnership's other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards.

(b)	There were no audit-related fees, tax fees or other fees paid to Ernst & Young LLP for services in 2009 or 2008.

Audit Committee's Pre-Approval Policy and Procedures

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval. The Audit Committee requires the independent registered public accounting firm and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

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

All 2009 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Listing of Financial Statements

Financial Statements

The following consolidated financial statements of the Partnership are included in "Item 8. Financial Statements and Supplementary Data":

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Partners' Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)         Exhibits

The exhibits to this Report required to be filed pursuant to Item 15(b) are listed below and in the "Exhibit Index" attached hereto.

(c)         Financial Statement Schedules

No financial statement schedules are required to be filed as part of the Report or they are inapplicable.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
First Amendment to Omnibus Agreement entered into as of December 31, 2008, to be effective as of May 6, 2008 among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032).

2.7	*		—
Purchase And Sale Agreement By And Among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and the Partnership (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

3.1			—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (File No. 333-144868)).
3.2			—
Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

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

4.1			—	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to the Partnership's Registration Statement on Form S-3 (Registration No. 333-162566)).
4.2			—	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-3 (Registration No. 333-162566)).
10.1		H	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.2		—
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
First Amendment dated August 31, 2009 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.6	H	—
Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.7	H	—
Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8		—
Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership's general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 19, 2009).

10.9		—
Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.10		—
Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.11		—
Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.12		—
Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.13		—
Limited Waiver Regarding Credit Agreement, entered into as of March 26, 2009, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 31, 2009).

10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.15		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.16		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.17		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.18		—
Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.19	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.20	(a)	—	Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.21	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.22	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.23	(a)	—	Crude Oil Contracts with Occidental Energy Marketing, Inc.
21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc..

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. by: Pioneer Natural Resources GP LLC, its general partner
Date: February 26, 2010

By:	/s/ Scott D. Sheffield
Scott D. Sheffield,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Sheffield	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 26, 2010
Scott D. Sheffield
/s/ Richard P. Dealy	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer)	February 26, 2010
Richard P. Dealy
/s/ Frank W. Hall	Vice President and Chief Accounting Officer (principal accounting officer)	February 26, 2010
Frank W. Hall
/s/ Phillip A. Gobe	Director	February 26, 2010
Phillip A. Gobe
/s/ Alan L. Gosule	Director	February 26, 2010
Alan L. Gosule
/s/ Danny L. Kellum	Director	February 26, 2010
Danny L. Kellum
/s/ Royce W. Mitchell	Director	February 26, 2010
Royce W. Mitchell
/s/ Arthur L. Smith	Director	February 26, 2010
Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibits

Exhibit Number				Description

2.1			—
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
First Amendment to Omnibus Agreement entered into as of December 31, 2008, to be effective as of May 6, 2008 among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-34032).

2.7	*		—
Purchase And Sale Agreement By And Among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and the Partnership (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

3.1			—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (File No. 333-144868)).
3.2			—
Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

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

4.1			—	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to the Partnership's Registration Statement on Form S-3 (Registration No. 333-162566)).
4.2			—	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 to the Partnership's Registration Statement on Form S-3 (Registration No. 333-162566)).
10.1		H	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.2		—
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
First Amendment dated August 31, 2009 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.6	H	—
Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.7	H	—
Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8		—
Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership's general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 19, 2009).

10.9		—
Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.10		—
Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.11		—
Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.12		—
Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.13		—
Limited Waiver Regarding Credit Agreement, entered into as of March 26, 2009, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 31, 2009).

10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.15		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.16		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).
10.17		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868)).

10.18		—
Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.19	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.20	(a)	—	Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.21	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.22	(a)	—	Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-144868).
10.23	(a)	—	Crude Oil Contracts with Occidental Energy Marketing, Inc.
21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc..

_____________
(a) Filed herewith.
(b) Furnished herewith.
H   Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).

*Pursuant to the rules of the Commission, the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.