Form 10-Q
period 2010-05-06
Pioneer Southwest Energy Partners L.P.
filed 2010-05-06
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐         No   ☒

Number of common units outstanding as of May 5, 2010	33,113,700

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

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and "Item 3. Quantitative and Qualitative Disclosure About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Markets and Regulations," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

•	"Derivatives" means financial contracts or financial instruments, whose values are derived from the value of an underlying asset, reference rate or index.
•	"GAAP" means accounting principles that are generally accepted in the United States of America.
•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
•	"LNG" means liquefied natural gas.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBOE" means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet.
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
(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful

PIONEER SOUTHWEST ENERGY PARTNRS L.P.

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
•
With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Partnership's working interest in such wells, drilling locations and acres. Unless otherwise specified, wells, drilling locations and acres statistics quoted herein represent gross wells, drilling locations and acres.

•           All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION
Item1.                      Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
	ASSETS
Current assets:
Cash and cash equivalents	$142	$625
Accounts receivable	15,117	14,162
Inventories	872	851
Prepaid expenses	187	260
Derivatives	18,519	16,042
Total current assets	34,837	31,940

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	323,303	311,730
Accumulated depletion, depreciation and amortization	(116,354)	(113,386)
Total property, plant and equipment	206,949	198,344

Deferred income taxes	1,852	1,964
Other assets:
Derivatives	19,614	23,784
Other, net	561	606
	$263,813	$256,638

	LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$8,077	$6,139
Due to affiliates	1,097	697
Interest payable	29	26
Income taxes payable to affiliate	629	460
Deferred income taxes	124	127
Derivatives	3,855	3,606
Asset retirement obligations	500	500
Total current liabilities	14,311	11,555

Long-term debt	69,000	67,000
Derivatives	21,037	30,205
Asset retirement obligations	6,703	6,605
Partners' equity:
General partner's interest - 33,147 general partner units issued and outstanding	234	211
Limited partners' interest - 33,113,700 common units issued and outstanding	81,492	58,624
Accumulated other comprehensive income - deferred hedge gains, net of tax	71,036	82,438
Total partners' equity	152,762	141,273
Commitments and contingencies
	$263,813	$256,638

The financial information included as of March 31, 2010 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009 (a)
Revenues:
Oil and gas	$45,508	$36,769
Interest and other	-	118
Derivative gain (loss), net	11,524	(6,955)
	57,032	29,932

Costs and expenses:
Oil and gas production	9,127	8,550
Production and ad valorem taxes	3,082	2,331
Depletion, depreciation and amortization	2,968	4,108
General and administrative	1,524	1,577
Accretion of discount on asset retirement obligations	136	121
Interest	363	189
	17,200	16,876

Income before taxes	39,832	13,056
Income tax provision	(386)	(95)
Net income	$39,446	$12,961

Allocation of net income:
Net income applicable to the Partnership Predecessor	$-	$800
Net income applicable to the Partnership	39,446	12,161
Net income	$39,446	$12,961

Allocation of net income applicable to the Partnership
General partner's interest in net income	$39	$12
Limited partners' interest in net income	39,407	12,149
Net income applicable to the Partnership	$39,446	$12,161

Net income per common unit - basic and diluted	$1.19	$0.40

Weighted average common units outstanding - basic and diluted	33,114	30,009

Distributions declared per common unit	$0.50	$0.50

(a) Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	General	Limited	General	Limited	Other	Total
	Partner Units	Partner Units	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Income	Equity
Balance as of December 31, 2009	33	33,114	$211	$58,624	$82,438	$141,273

Cash distributions to partners	-	-	(16)	(16,558)	-	(16,574)
Net income	-	-	39	39,407	-	39,446
Contributions of unit-based services	-	-	-	19	-	19
Other comprehensive income, net of tax:
Net hedge gains included in net income	-	-	-	-	(11,402)	(11,402)

Balance as of March 31, 2010	33	33,114	$234	$81,492	$71,036	$152,762

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009 (a)

Cash flows from operating activities:
Net income	$39,446	$12,961
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, depreciation and amortization	2,968	4,108
Deferred income taxes	217	(6)
Accretion of discount on asset retirement obligations	136	121
Amortization of debt related costs	58	58
Amortization of unit-based compensation	19	-
Commodity derivative related activity	(18,736)	4,500
Change in operating assets and liabilities, net of effects from acquisition and disposition:
Accounts receivable	(955)	64
Inventories	(21)	998
Prepaid expenses	60	50
Accounts payable	489	(6,612)
Interest payable	3	-
Income taxes payable to affiliate	169	84
Asset retirement obligations	(47)	(126)
Net cash provided by operating activities	23,806	16,200
Cash flows from investing activities:
Additions to oil and gas properties	(9,715)	(314)
Net cash used in investing activities	(9,715)	(314)
Cash flows from financing activities:
Borrowings under credit facility	17,000	-
Principal payments on credit facility	(15,000)	-
Distributions to unitholders	(16,574)	(15,020)
Net distributions to owner	-	(1,860)
Net cash used in financing activities	(14,574)	(16,880)
Net decrease in cash and cash equivalents	(483)	(994)
Cash and cash equivalents, beginning of period	625	29,936
Cash and cash equivalents, end of period	$142	$28,942

(a) Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009 (a)

Net income	$39,446	$12,961
Other comprehensive income:
Hedge activity, net of tax:
Hedge fair value changes, net	-	11,509
Net hedge gains included in net income	(11,402)	(17,859)
Other comprehensive loss	(11,402)	(6,350)
Comprehensive income	$28,044	$6,611

(a) Recast as described in Note B.

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE A.          Partnership and Nature of Operations

Pioneer Southwest Energy Partners L.P., a Delaware limited partnership (the "Partnership"), was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer").  The Partnership has current production and drilling operations in the Spraberry field in West Texas.

NOTE B.          Summary of Significant Accounting Policies

Presentation. On August 31, 2009, the Partnership completed an acquisition of additional oil and gas properties in the Spraberry field in West Texas and related liabilities (the "2009 Acquisition") pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009.  The oil and gas properties associated with the 2009 Acquisition were acquired from Pioneer. The 2009 Acquisition represented a transaction between entities under common control, which was accounted for similar to a pooling of interests, whereby the assets acquired and the liabilities assumed are combined with those of the Partnership at Pioneer's historical amounts for all periods presented. For all periods prior to their acquisition and assumption by the Partnership, the historical financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) are referred to herein as the "Partnership Predecessor."  Consequently, the Partnership's accompanying consolidated statements of operations, cash flows and comprehensive income for the three months ended March 31, 2009 have been recast as a result of the 2009 Acquisition.

The following table provides the composition of the historic accounting attributes of the Partnership, as combined with the Partnership Predecessor:

Pioneer Southwest Energy Partners L.P.
Composition of Presented Historic Accounting Attributes

	Subsequent to	Prior to
	August 31, 2009	August 31, 2009
Formation	Partnership	Partnership
2009 Acquisition	Partnership	Partnership Predecessor

The Partnership's consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 "General instructions as to financial statements" and Accounting Standards Codification ("ASC") Topic 225-10 "Income Statement."  Certain expenses incurred by Pioneer and included in the accompanying consolidated financial statements in the periods prior to the 2009 Acquisition are only indirectly attributable to Pioneer's ownership of the Partnership's properties because Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership so that the accompanying consolidated financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in "Allocation of costs" below.

In the opinion of management, the consolidated financial statements of the Partnership as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States ("GAAP") have been condensed in or omitted from this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Principles of consolidation. The consolidated financial statements of the Partnership include the accounts of the Partnership and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and depository and money market investment accounts held by banks.

Inventories.  The Partnership's inventories as of March 31, 2010 and December 31, 2009 consist of oil held in storage tanks.  The Partnership's oil inventories are carried at the lower of lifting cost or market, on a first-in, first-out basis.  Any impairments of inventory are reflected in other expense in the consolidated statements of operations.  As of March 31, 2010 and December 31, 2009, there were no inventory valuation reserve allowances recorded by the Partnership.  See "Revenue recognition" for information regarding the Partnership's accounting policy for revenue recognition.

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

Asset retirement obligations. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset. Conditional asset retirement obligations meet the definition of liabilities and are recognized when incurred.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Employee benefit plans.  The Partnership does not have its own employees. However, the Partnership does provide unit-based compensation for the independent directors for Pioneer Natural Resources GP LLC (the "General Partner"), the general partner of the Partnership, and certain members of management of the General Partner.

For unit-based compensation awards, compensation expense is recognized in the Partnership's financial statements on a straight line basis over the awards' vesting periods based on their fair values on the dates of grant.  The Partnership utilizes the prior trading day's closing common unit price for the fair value of restricted common unit awards.

For the three months ended March 31, 2010 and 2009, the Partnership recognized $86 thousand and $40 thousand, respectively, of unit-based compensation.  During the three months ended March 31, 2010, the Board of Directors of the General Partner awarded 35,118 phantom units to certain members of management of the General Partner under the Partnership's long-term incentive plan (the "LTIP").  There were no lapses or forfeitures during the three months ended March 31, 2010 and no awards, lapses or forfeitures during the three months ended March 31, 2009.

As of March 31, 2010, there was approximately $865 thousand of unrecognized compensation expense related to unvested unit-based compensation awards.  This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

Segment reporting.  The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Income taxes. While owned by Pioneer, the operations of the Partnership Predecessor were included in Pioneer's federal income tax return. The Partnership's operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership became subject to the Texas Margin tax for tax years beginning on January 1, 2007. Accordingly, the Partnership reflects its deferred tax position associated with the future tax effect of the Texas Margin tax in the accompanying consolidated balance sheets.  See Note D for additional information regarding the Partnership's current and deferred tax provisions and obligations.

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

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds, if any, in excess of the Partnership's entitlement are included in other liabilities and the Partnership's share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of March 31, 2010 or December 31, 2009.

Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At March 31, 2010 and December 31, 2009, the Partnership had no material environmental liabilities.

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

Allocation of costs.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2009 have been prepared in accordance with ASC Topic 225-10. Under these rules, all direct costs attributable to the Partnership Predecessor have been included in the accompanying consolidated financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable have also been included in the accompanying consolidated financial statements.  Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership's properties' share of Pioneer's total production as measured on a per barrel of oil equivalent basis. In management's estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business incurred by Pioneer on behalf of the Partnership Predecessor; however, these allocations may not be indicative of the costs of future operations or the amount of future allocations.

Net income per common unit.  Net income per common unit is calculated by dividing the limited partners' interest in net income derived from operations (which excludes net income from Partnership Predecessor operations and net income allocable to participating securities) by the weighted average number of common units outstanding.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Partnership applies ASC 260 "Earnings Per Share."  Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic net income per unit under the two-class method.  Participating securities represent unvested unit-based awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units, which were awarded under the LTIP during the three months ended March 31, 2010. The Partnership had no participating unit-based payments under the provisions of ASC 260 during the three months ended March 31, 2009.

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

New accounting pronouncements. During February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events (Topic 855)." ASU No. 2010-09 amends ASC Topic 855 to include the definition of "SEC filer" and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010.  See Note I for the Partnership's disclosures of subsequent events.

During January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)."  ASU No. 2010-06 amends ASC Topic 820 to (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Partnership adopted the provisions of ASU No. 2010-06 on January 1, 2010.  See Note C for the Partnership's disclosures about fair value measurements.

NOTE C.          Disclosures About Fair Value Measurements

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.  The following table presents the Partnership's financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands)
Assets:
Commodity derivatives	$-	$36,355	$1,778	$38,133
Liabilities:
Commodity derivatives	$-	$20,922	$3,970	$24,892

The Partnership's commodity derivatives that are classified as Level 3 in the fair value hierarchy at March 31, 2010 represent NGL derivative contracts.  The following table presents the changes in the fair values of the Partnership's commodity derivative assets and liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2010
(in thousands)

Beginning balance	$(4,906)
Settlements	(247)
Fair value changes:
Included in earnings - realized	(1,169)
Included in earnings - unrealized	4,130
Ending balance	$(2,192)

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$38,133	$38,133	$39,826	$39,826

Liabilities:
Commodity derivatives	$24,892	$24,892	$33,811	$33,811
Credit facility	$69,000	$64,142	$67,000	$61,718

The carrying value of the Partnership's cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to the short maturity of these instruments.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Commodity derivative instruments.  The Partnership's commodity price derivative assets and liabilities represent oil, NGL and gas swap and collar contracts.  All of the Partnership's oil and gas derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.  The Partnership's NGL price derivative asset measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives.  The Partnership's oil derivatives are swap and collar contracts for notional barrels ("Bbls") of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices.  Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate.  The counterparties' credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties' debt plus the United States Treasury Bill yield curve as of March 31, 2010.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership's estimated borrowing rate if it were to finance future settlements.  The asset and liability transfer values attributable to the Partnership's oil derivative instruments as of March 31, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts.  The implied rates of volatility inherent in the Partnership's collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE D.          Income Taxes

The Partnership's income tax provisions, which amounts were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Current provisions:
U.S. state	$169	$101
Deferred provision (benefit):
U.S. state	217	(6)
	$386	$95

The Partnership's deferred tax attributes represented noncurrent assets of $1.9 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively, and current liabilities of $124 thousand and $127 thousand as of March 31, 2010 and December 31, 2009, respectively.  The Partnership is subject to a tax sharing agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses, and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return.

The Partnership applies the provisions of ASC Topic 740-10 "Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2010, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE E.          Asset Retirement Obligations

The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations.  The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations.  The following table summarizes the Partnership's asset retirement obligation transactions during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Beginning asset retirement obligations	$7,105	$6,427
Liabilities settled	(47)	(126)
Net wells placed on production and changes in estimate	9	-
Accretion of discount	136	121
Ending asset retirement obligations	$7,203	$6,422

NOTE F.          Commitments and Contingencies

The Partnership's title to a substantial portion of its properties is burdened by a volumetric production payment ("VPP") commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 million barrels of oil equivalent ("MMBOE") of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of gas through December 2007 and requires the delivery of specified quantities of oil through December 2010. Pioneer's VPP agreement represents limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear any future production costs and capital expenditures associated with reserves; (iii) are nonrecourse to Pioneer (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title of the assets to the purchaser; and (v) allow Pioneer or the Partnership, as the case may be, to retain the assets after the VPP's volumetric quantities have been delivered.

Pioneer has agreed that production from its retained properties subject to the VPP will be utilized to meet the VPP obligation prior to utilization of production from the Partnership’s properties subject to the VPP. If any production from the interests in the properties that the Partnership owns is required to meet the VPP obligation, Pioneer has agreed that it will either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Accordingly, the VPP obligation is not expected to affect the liquidity of the Partnership. If Pioneer were to default in its obligation with respect to the Partnership's volumes to be delivered pursuant to the VPP obligation, the decrease in the Partnership's production would result in a decrease in the Partnership's cash available for distribution.  During the three months ended March 31, 2010, oil production from Pioneer's retained interest in the properties subject to the VPP obligation was not adequate to meet the VPP obligation by 8 MBbls. Accordingly, 8 MBbls of the Partnership's production was utilized by Pioneer to meet VPP obligations, and Pioneer delivered 8 MBbls of alternative volumes of oil production to the Partnership.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

On May 6, 2008, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of approximately $37.2 million. Changes in the fair values of the derivative instruments from May 6, 2008, to the extent that they were effective as hedges of the designated commodity price risk through January 31, 2009, are being deferred and recognized in the Partnership's earnings in the same periods as the forecasted sales being hedged.  During the three months ended March 31, 2010 and 2009, the Partnership settled derivative instruments, which represented liabilities of $2.5 million and $3.9 million, respectively, on the date of novation.

The following table provides the remaining scheduled settlements of the novated hedge liability, but excludes changes in the fair values of the derivative instruments subsequent to the novation date:

	2010
	Second	Third	Fourth
	Quarter	Quarter	Quarter
	(in thousands)

Oil	$2,126	$2,150	$2,150
NGL	236	239	239
Gas	171	172	172
Total	$2,533	$2,561	$2,561

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

Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging, which has been or will be transferred to earnings when the hedged transaction was or will be recognized in earnings. Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 was recorded in the earnings of the period of change. The ineffective portion was calculated as the difference between the change in fair value of the hedge derivative and the estimated change in cash flows from the item hedged.  Cash inflows and outflows attributable to the Partnership's commodity derivatives are included in net cash provided by operating activities in the Partnership's accompanying consolidated statements of cash flows for the three months ended March 31, 2010 and 2009.

Cash flow hedges and derivative price risk management.  The Partnership utilizes commodity swap and collar contracts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Oil prices.  All material physical sales contracts governing the Partnership's oil production have been tied directly or indirectly to NYMEX prices.  The following table sets forth the volumes hedged in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2010:

	2010
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2011	2012	2013
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	2,500	2,500	2,500	750	3,000	3,000
Price per Bbl	$93.34	$93.34	$93.34	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	-	-	-	2,000	-	-
Price per Bbl
Ceiling	$-	$-	$-	$170.00	$-	$-
Floor	$-	$-	$-	$115.00	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,250	1,000	1,000	1,000
Price per Bbl
Ceiling	$87.18	$87.18	$89.06	$99.60	$103.50	$111.50
Floor	$70.00	$70.00	$70.00	$70.00	$80.00	$83.00
Short Put	$55.00	$55.00	$55.00	$55.00	$65.00	$68.00

The Partnership reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges.  The following table sets forth (i) the Partnership's oil prices, both reported (including hedge results) and realized (excluding hedge results), and (ii) the net effect of settlements of oil price hedges on oil revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Average price reported per Bbl	$103.58	$78.54
Average price realized per Bbl	$77.05	$38.33
Increase to oil revenue from hedging activity (in thousands)	$9,148	$14,587

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NGL prices.  All material physical sales contracts governing the Partnership's NGL production have been tied directly or indirectly to Mont Belvieu-posted-prices.  The following table sets forth the volumes hedged in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of March 31, 2010:

	2010
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2011	2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	750	750
Price per Bbl	$52.52	$52.52	$52.52	$34.65	$35.03

The Partnership reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges.  The following table sets forth (i) the Partnership's NGL prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of NGL price hedges on NGL revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Average price reported per Bbl	$48.23	$33.03
Average price realized per Bbl	$36.57	$19.46
Increase to NGL revenue from hedging activity (in thousands)	$1,649	$2,061

Gas prices.  The Partnership employs a policy of entering into derivatives for a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price.  The following table sets forth the volumes in million British thermal units ("MMBtus") under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2010:
	2010
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2011	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	5,000	2,500	2,500	2,500
Price per MMBtu	$7.44	$7.44	$7.44	$6.65	$6.77	$6.89
Basis Swap contracts:
Spraberry index swaps - (MMBtu)	2,500	2,500	2,500	-	-	-
Price differential ($/MMBtu)	$(0.87)	$(0.87)	$(0.87)	$-	$-	$-

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Partnership reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges.  The following table sets forth (i) the Partnership's gas prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of gas price hedges on gas revenue for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Average price reported per Mcf	$5.46	$5.41
Average price realized per Mcf	$4.15	$3.10
Increase to gas revenue from hedging activity (in thousands)	$713	$1,392

         Tabular disclosures about derivative instruments.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method. Consequently, all of the Partnership’s commodity derivatives were non-hedge derivatives as of March 31, 2010 and December 31, 2009.  The following tables provide tabular disclosures of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments
as of March 31, 2010

Asset Derivatives		Liability Derivatives

Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$18,519	Derivatives - current	$3,855
Derivatives - noncurrent	19,614	Derivatives - noncurrent	21,037
Total derivatives not designated as hedging instruments	$38,133		$24,892

Fair Value of Derivative Instruments
as of December 31, 2009

Asset Derivatives		Liability Derivatives

Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$16,042	Derivatives - current	$3,606
Derivatives - noncurrent	23,784	Derivatives - noncurrent	30,205
Total derivatives not designated as hedging instruments	$39,826		$33,811

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Commodity contracts	$-	$11,235

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from AOCI into Income (Effective Portion)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Oil and gas revenues	$11,510	$18,040

Derivatives Not Designated as Hedging Instruments		Amount of Gain (Loss) Recognized in Income on Derivatives

	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended
		March 31,
		2010	2009
		(in thousands)

Commodity contracts	Derivative gain (loss), net	$11,524	$(6,955)

AOCI - Hedging.  The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and is being transferred to oil and gas revenue over the term of the derivative contract.  As of March 31, 2010 and December 31, 2009, AOCI - Hedging represented net deferred gains of $71.7 million and $83.2 million, respectively, and associated deferred tax provisions of $624 thousand and $731 thousand as of March 31, 2010 and December 31, 2009, respectively.

During the twelve months ending March 31, 2011 the Partnership expects to reclassify $44.2 million of net deferred hedge gains and $384 thousand of deferred Texas Margin tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Noncash derivative-related activity.  The following table summarizes the Partnership's noncash derivative-related activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Noncash hedge gains	$(2,504)	$(3,882)
Noncash fair value (gains) losses	(16,232)	8,382
Total noncash derivative-related activity	$(18,736)	$4,500

NOTE H.                      Related Party Transactions

Related party charges.  In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer in connection with the Partnership's formation and the 2009 Acquisition, the Partnership incurred the following charges from Pioneer during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Producing well overhead (COPAS) fees	$2,502	$2,024
Payment of lease operating and supervision charges	2,447	1,660
Drilling related charges	3,347	37
General and administrative expenses	984	980
Total	$9,280	$4,701

As of March 31, 2010 and December 31, 2009, the Partnership's accounts payable – due to affiliates balances in the accompanying consolidated balance sheets amounted to $1.1 million and $697 thousand, respectively.  The balances as of March 31, 2010 and December 31, 2009 are comprised primarily of amounts due to Pioneer related to general and administrative expenses.

As of March 31, 2010 and December 31, 2009, the Partnership had $629 thousand and $460 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balances sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

The General Partner awarded 12,909 and 12,630 restricted common units to directors during 2009 and 2008, respectively, under the LTIP.  Associated therewith, the Partnership recognized $64 thousand and $40 thousand of general and administrative expense during the three months ended March 31, 2010 and 2009, respectively. In addition, during the three months ended March 31, 2010, the General Partner awarded 35,118 phantom units to certain employees of Pioneer, including certain executive officers of the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer and its affiliates. Distributions on the phantom units will be paid when paid to holders of common units.  Associated therewith, the Partnership recognized $22 thousand of general and administrative expense during the three months ended March 31, 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE I.                 Subsequent Event

The Partnership is not aware of any reportable subsequent events except as disclosed below:

Distribution declaration.  In April 2010, the Partnership declared a cash distribution of $0.50 per common unit for the period from January 1, 2010 to March 31, 2010.  The distribution is payable on May 12, 2010 to unitholders of record at the close of business on May 4, 2010.  Associated therewith, the Partnership will pay $16.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Partnership's financial and operating performance for the first quarter of 2010 included the following highlights:

•
Net income increased to $39.4 million ($1.19 per common unit) for the first quarter of 2010, as compared to net income of $13.0 million ($0.40 per common unit) for the first quarter of 2009.  The increase in net income is primarily attributable to an $18.5 million increase in net commodity derivative gains and an increase in oil and NGL sales revenue, partially offset by a decline in gas sales revenue.

•	Daily sales volumes decreased by six percent to 6,410 BOEPD, as compared to 6,834 BOEPD in the first quarter of 2009.
•
Average reported oil, NGL and gas sales prices increased to $103.58 per Bbl, $48.23 per Bbl and $5.46 per Mcf, respectively, during the first quarter of 2010 as compared to $78.54 per Bbl, $33.03 per Bbl and $5.41 per Mcf, respectively, during the first quarter of 2009.

•
Average oil and gas production costs per BOE increased to $15.82 for the first quarter of 2010, as compared to $13.90 for the first quarter of 2009, due to increased workover activities being performed in 2010 to restore production.

•
Net cash provided by operating activities increased to $23.8 million, as compared to $16.2 million in the first quarter of 2009. The increase in 2010, as compared to 2009, is primarily due to an increase in oil and NGL revenue and to working capital changes.

2010 Outlook

Second quarter 2010 outlook.  Based on current estimates, the Partnership expects that production will average 6,200 to 6,600 BOEPD.

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

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $45.5 million for the three months ended March 31, 2010, as compared to $36.8 million for the same respective period of 2009.

The increase in oil and gas revenues during the three months ended March 31, 2010, as compared to the same period of 2009, was primarily due to increases in commodity prices, partially offset by a decrease of six percent in average daily sales volumes. The average reported oil price increased by 32 percent; the average reported NGL price increased by 46 percent; and the average reported gas price increased by one percent. The decrease in sales volumes was due primarily to normal production declines and the sale of 409 BOEPD in the first three months of 2009 of stored NGL volumes that were previously deferred as a result of damage caused to Gulf Coast fractionation facilities by Hurricane Ike in September 2008.  The sales volume decrease was partially offset by production from new wells drilled as part of the Partnership's two-rig drilling program that commenced in November 2009 and by higher NGL yields as a result of the Partnership's third-party gas processor placing into service an upgraded Midkiff gas processing plant.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides average daily sales volumes for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Oil (Bbls)	3,832	4,031
NGLs (Bbls)	1,572	1,688
Gas (Mcf)	6,038	6,691
Daily sales volume (BOE)	6,410	6,834

The following table provides the Partnership's average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Average reported prices:
Oil (Bbls)	$103.58	$78.54
NGLs (Bbls)	$48.23	$33.03
Gas (Mcf)	$5.46	$5.41
Total (BOE)	$78.89	$59.78

Average realized prices:
Oil (Bbls)	$77.05	$38.33
NGLs (Bbls)	$36.57	$19.46
Gas (Mcf)	$4.15	$3.10
Total (BOE)	$58.94	$30.45

Derivative activities. The Partnership utilizes commodity swap and collar contracts to reduce the impact of commodity price volatility on the Partnership's net cash provided by operating activities.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and from that date forward began accounting for all derivative instruments using the mark-to-market accounting method.  Consequently, since February 1, 2009, the Partnership has recognized changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.  See Note G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

Derivative gain (loss), net.  Fluctuations in commodity prices since December 31, 2009 have impacted the fair value of the Partnership's derivative contracts and resulted in a net mark-to-market derivative gain of $11.5 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Partnership recognized a net mark-to-market loss of $7.0 million.  See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the types of derivative transactions in which the Partnership participates.

Oil and gas production costs. The Partnership recognized oil and gas production costs of $9.1 million and $8.6 million during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, total oil and gas production costs per BOE increased by 14 percent, as compared to 2009.

The Partnership's production costs for the three months ended March 31, 2010 increased as compared to 2009 primarily due to increased workover activities being performed in 2010 to restore production, partially offset by overall reductions in oilfield services costs.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

For the three months ended March 31, 2009, lease operating expenses included an allocation of Pioneer's direct internal costs attributable to the operations of the properties acquired by the Partnership in the 2009 Acquisition.  After the completion of the 2009 Acquisition in August 2009, Pioneer, as operator began charging the Partnership COPAS Fees, instead of the direct internal costs incurred by Pioneer. Assuming the COPAS Fee had been charged for the three months ended March 31, 2009, the Partnership Predecessor's historical lease operating expense results would have been higher on a BOE basis by $0.20.

The following table provides the components of the Partnership's oil and gas production costs per BOE for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Lease operating expenses	$13.05	$13.51
Workover costs	2.77	0.39
Production costs	$15.82	$13.90

Production and ad valorem taxes.  The Partnership recorded production and ad valorem taxes of $3.1 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily attributable to higher production taxes associated with higher commodity prices.

The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Ad valorem taxes	$2.21	$2.19
Production taxes	3.13	1.60
Total production and ad valorem taxes	$5.34	$3.79

Depletion, depreciation and amortization expense. The Partnership's DD&A expense was $3.0 million ($5.14 per BOE) for the three months ended March 31, 2010, as compared to $4.1 million ($6.68 per BOE) for the same period of 2009.  The decrease in DD&A expense was primarily due to positive price revisions to proved reserves since March 31, 2009.  Effective December 31, 2009, the Partnership adopted the SEC's final rule on "Modernization of Oil and Gas Reporting" (the "Reserve Ruling") and the FASB's ASU 2010-03, which conforms ASC 932 to the Reserve Ruling.  Among other things, the Reserve Ruling and ASU 2010-03 require companies to report oil and gas reserves using an average price based upon the prior 12-month period rather than a period-end price.

General and administrative expense. General and administrative expense was $1.5 million for the three months ended March 31, 2010, as compared to $1.6 million for the same period of 2009. A portion of Pioneer's general and administrative expense is allocated to the Partnership based on a per-BOE rate.  The impact to the general and administrative expense allocation associated with the decrease in production volumes for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was substantially offset by an increase in the per-BOE rate.  General and administrative expense for the three months ended March 31, 2009 consisted of an allocation of a portion of Pioneer's general and administrative expense based on the Partnership Predecessor's production as compared to Pioneer's total production from its United States properties (other than Alaska), as measured on a per-BOE basis. The Partnership and Pioneer entered into an administrative services agreement as of May 6, 2008, pursuant to which Pioneer agreed to perform, either itself or through its affiliates or

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services.  Pioneer is reimbursed for administrative services based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer.  The Partnership is also responsible for paying for its direct third-party services.

Interest expense.  Interest expense was $363 thousand for the three months ended March 31, 2010, as compared to $189 thousand for the same period of 2009.  Interest expense increased during the three months ended March 31, 2010, as compared to the same period of 2009, because of borrowings under the credit facility in August 2009 to fund a portion of the cash consideration associated with the 2009 Acquisition.  Prior to the 2009 Acquisition, the Partnership's interest expense related primarily to fees associated with maintaining its credit facility.  Outstanding borrowings under the credit facility as of March 31, 2010 were $69.0 million.

Income tax provision. The Partnership recognized an income tax provision of $386 thousand for the three months ended March 31, 2010, as compared to $95 thousand for the same period of 2009.  The Partnership's tax provision is reflective of the Texas Margin tax.  See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.

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

In conjunction with the undeveloped properties acquired in the 2009 Acquisition, the Partnership commenced a two-rig drilling program in November 2009.  The Partnership added 12 new wells to production in the first quarter of 2010 and plans to complete an additional 36 to 38 wells during the remainder of 2010 at a net cost of approximately $35 million to $37 million.  The Partnership expects to fund the 2010 drilling program primarily from internal operating cash flows and, to a lesser extent, from borrowings under its credit facility.  Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time.  Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow.  In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership's production and cash flow.  The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.50 per unit per quarter, or $2.00 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the first quarter of 2010 of $0.50 per unit was declared by the Board of Directors of the General Partner and is to be paid on May 12, 2010 to unitholders of record on May 4, 2010.

Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the three months ended March 31, 2010, totaled $9.7 million, as compared to $314 thousand for the same period of 2009.  The Partnership commenced its drilling activities in November 2009.  The Partnership's expenditures for additions to oil and gas properties for the three months ended March 31, 2010 and 2009 were primarily funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of March 31, 2010, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations, derivative instruments  and

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

contingent VPP obligations.  Borrowings outstanding under its credit facility were $69.0 million at March 31, 2010.  As of March 31, 2010, the Partnership's derivative instruments represented assets of $38.1 million and liabilities of $24.9 million; however, they continue to have market risk and represent contractual obligations of the Partnership.  The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time.  The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and the forecasted commodity risks.  See Notes C and G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements " and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility.  As of March 31, 2010, the Partnership's asset retirement obligations and contingent VPP obligations had not materially changed since December 31, 2009.  As of March 31, 2010, the Partnership was not a party to any material off-balance sheet arrangements.

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

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2010 was $23.8 million, as compared to $16.2 million for the three months ended March 31, 2009.  The increase in net cash provided by operating activities during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to increases in oil and NGL revenues and to working capital changes.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2010 was $9.7 million, as compared to $314 thousand for the three months ended March 31, 2009. The increase in net cash used in investing activities during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was due primarily to the two-rig drilling program that began in the November 2009.  Future investing activities will include expenditures to complete the 2010 drilling program.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2010 was $14.6 million, as compared to net cash used financing activities of $16.9 million for the three months ended March 31, 2009.  The decrease in net cash used by financing activities during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to net borrowings of $2.0 million under the credit facility during the first quarter of 2010.

Liquidity. The Partnership's principal source of short-term liquidity is cash generated from operations and availability under its credit facility. As of March 31, 2010, the Partnership had $69.0 million of borrowings outstanding on its credit facility and approximately $195 million of remaining borrowing capacity under the credit facility.  The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders.

The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the credit facility and, to the extent available, funds from future private and public equity and debt offerings. As discussed above under "Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the two-rig drilling program that commenced in November 2009), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales or reduced distributions. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.  As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Partnership's potential exposure to market risks. The term "market risks," insofar as it relates to currently anticipated transactions of the Partnership, refers to the risk of loss arising from changes in commodity prices and interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Partnership views and manages ongoing market risk exposures. All of the Partnership's market risk sensitive instruments are entered into for purposes other than speculative.

The Partnership generally uses commodity swap contracts, collar contracts and commodity collar contracts with short put options to mitigate the impact of declines in commodity prices on its cash available for distributions. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Note G of "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Partnership's derivative instruments.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership's costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the three months ending March 31, 2010 (in thousands):

Derivative
Contract Net
Assets (a)
(in thousands)

Fair value of contracts outstanding as of December 31, 2009	$6,015
Changes in contract fair value	11,524
Contract maturities	(4,298)
Fair value of contracts outstanding as of March 31, 2010	$13,241
_____________
(a)       Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of March 31, 2010:

					Asset
	Nine Months				(Liability)
	Ending				Fair Value at
	December 31,	Year Ending December 31,			March 31,
	2010	2011	2012	2013	2010 (a)
					(in thousands)
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	2,500	750	3,000	3,000	$(10,494)
Price per Bbl	$93.34	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	-	2,000	-	-	$22,752
Ceiling	$-	$170.00	$-	$-
Floor	$-	$115.00	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,084	1,000	1,000	1,000	$(3,395)
Ceiling	$87.90	$99.60	$103.50	$111.50
Floor	$70.00	$70.00	$80.00	$83.00
Short put	$55.00	$55.00	$65.00	$68.00
Average forward NYMEX oil prices (b)	$91.44	$94.65	$95.70	$96.10

NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	-	$(2,192)
Price per Bbl	$52.52	$34.65	$35.03	$-
Average forward Mont Belvieu NGL prices (c)	$46.73	$45.33	$45.00	$-

Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	2,500	2,500	2,500	$7,076
Price per MMBtu (d)	$7.44	$6.65	$6.77	$6.89
Average forward index gas prices (e)	$4.45	$5.44	$5.92	$6.21
Basis swap contracts:
Permian Basin index swaps - (MMBtu)	2,500	-	-	-	$(506)
Price differential ($/MMBtu) (d)	$(0.87)	$-	$-	$-
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

(b)         The average forward NYMEX oil prices are based on May 3, 2010 market quotes.
(c)
Forward Mont Belvieu–posted-prices are not available as formal market quotes. These forward prices represent estimates as of May 3, 2010 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.

(d)
To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index, which is highly correlated with the indexes where the Partnership's forecasted gas sales are expected to be priced.

(e)	The average forward index gas prices are based on May 3, 2010 NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

            The following table provides information about the Partnership's credit facility's sensitivity to changesin interest rates.  The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility.  The average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 3, 2010.

	Nine Months				Liability
	Ending				Fair Value at
	December 31,	Year Ending December 31,			March 31,
	2010	2011	2012	2013	2010

Total Debt:
Variable rate principal
maturities	$-	$-	$-	$69,000	$64,142

Weighted average
interest rate	1.54%	2.52%	3.68%	4.53%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.                 Controls and Procedures

Evaluation of disclosure controls and procedures.  The Partnership's management, under the supervision and with the participation of the General Partner's principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Partnership's management, including the principal executive officer and principal financial officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009 under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership's business, financial condition or future results. There has been no material change in the Partnership's risk factors from those described in the Annual Report on Form 10-K.

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
Form of Phantom Unit Award Agreement between the General Partner and Scott D. Sheffield, with respect to awards of phantom units made under the 2008 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the General Partner and each of its other recipients of phantom unit awards and identifying the material differences between those agreements and the filed Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 9, 2010).

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
	By:	Pioneer Natural Resources GP LLC, its general
partner

Date: May 6, 2010	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 6, 2010	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
10.1	—
Form of Phantom Unit Award Agreement between the General Partner and Scott D. Sheffield, with respect to awards of phantom units made under the 2008 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the General Partner and each of its other recipients of phantom unit awards and identifying the material differences between those agreements and the filed Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 9, 2010).

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