Form 10-K
Pioneer Southwest Energy Partners L.P.
filed 2011-02-25
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___
Commission file number: 001-34032
Pioneer Southwest Energy Partners L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-0388421
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5205 N. O'Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 969-3586
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☒

Aggregate market value of common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$305,811,272
Number of common units outstanding as of February 23, 2011	33,113,700

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders of Pioneer Natural Resources Company to be held during May 2011 as referenced in Part III, Item 11 of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	95
	Directors and Executive Officers of the General Partner	95
	Governance	98
	Meetings and Committees of Directors	98
	Executive Sessions of Non-Management Directors, Procedure for Directly Contacting the Board of Directors and Whistleblower Policy	99
	Code of Ethics	99
	Availability of Governance Guidelines, Charters and Code	99
	Section 16(a) Beneficial Ownership Reporting Compliance	99
Item 11.	Executive Compensation	100
	Compensation of Directors	100
	Compensation of Executive Officers	101
	Narrative Disclosure for the 2010 Grants of Plan-Based Awards Table	107
	Pension Benefits; Nonqualified Deferred Compensation	109
	Potential Payments Upon Termination or Change in Control	109
	Compensation Committee Interlocks and Insider Participation	109
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	110
	Securities Authorized for Issuance under Equity Compensation Plans	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
	Distributions and Payments to the General Partner and Its Affiliates	112
	Administrative Services Agreement	113
	Omnibus Agreement, Omnibus Operating Agreements and Operating Agreements	113
	Gas Processing Agreements	114
	Tax Sharing Agreement	115
	Policies and Procedures for Review, Approval and Ratification of Related Person Transactions	115
	Director Independence	115
Item 14.	Principal Accounting Fees and Services	115
	Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP	116
	Audit Committee's Pre-Approval Policy and Procedures	116

PART IV

Item 15.	Exhibits, Financial Statement Schedules	117
Signatures		121
Exhibit Index		122

****

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

•	"NGL" means natural gas liquids.
•	"Novation" represents the act of replacing one party to a contractual obligation with another party.
•	"NYMEX" means the New York Mercantile Exchange.
•	"NYSE" means the New York Stock Exchange.
•	"Partnership Predecessor" means Pioneer Southwest Energy Partners L.P. Predecessor.
•	"Partnership" or "Pioneer Southwest" means Pioneer Southwest Energy Partners L.P. and its subsidiaries.
•	"Pioneer" means Pioneer Natural Resources Company and its wholly owned subsidiaries.
•
"Proved reserves" are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations--prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons ("LKH") as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.(iii) Where direct observation from well penetrations has defined a highest known oil ("HKO") elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other

•
evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

PART I

ITEM 1.                 BUSINESS

General

Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own and acquire oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.

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

On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity derivative contracts and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred to herein as the "2009 Acquisition").  See Note B and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the 2009 Acquisition.

The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.

The Partnership's executive offices are located at 5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039. The Partnership's telephone number is (972) 969-3586.  The General Partner, a subsidiary of Pioneer, is the Partnership's general partner and manages its operations and activities. Neither the Partnership, its operating subsidiary nor the General Partner has employees.  The Partnership, the General Partner and Pioneer have entered into an administrative services agreement pursuant to which Pioneer manages all of the Partnership's assets and performs administrative services for the Partnership. As of December 31, 2010, Pioneer had approximately 2,248 full time employees, 563 of whom are dedicated to drilling and production activities in the Spraberry field. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Pioneer believes that relations with these employees are satisfactory.

Presentation

The 2009 Acquisition and the 2008 IPO Acquisitions represented transactions between entities under common control and are reported in the Partnership's accompanying consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" similar to a pooling of interests.  For all periods prior to their acquisition and assumption by the Partnership, the financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor." See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Partnership's accounting presentations.

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

The Partnership's primary strategy for achieving its objective to maintain and increase, over time, its cash distributions to unitholders is to:

•
Develop the Partnership's proved undeveloped reserves.  At current margins, the Partnership expects that development drilling of undeveloped properties will allow it to increase cash flow from operations in order to maintain and possibly increase cash distributions to unitholders in the future.  As part of a two-rig drilling program initiated in the fourth quarter of 2009, the Partnership drilled and completed one well in 2009 and 28 wells in 2010.  The Partnership expects to drill and complete 40 wells to 45 wells in 2011.  The Partnership is drilling and completing its wells in the upper and lower Spraberry, Dean and Wolfcamp formations.

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

•
Purchase oil and gas properties in its area of operations directly from Pioneer. The Partnership believes that Pioneer intends to offer the Partnership over time the opportunity to purchase portions of Pioneer's producing and undeveloped oil and gas assets in its area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time.  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the 2009 Acquisition in the Spraberry field.

•
Benefit from production and reserve enhancements as a result of infill and horizontal drilling and secondary recovery initiatives being advanced by Pioneer. The Partnership also believes that it benefits from its relationship with Pioneer because the Partnership is able to learn from the various production and proved reserve enhancement initiatives being performed by Pioneer.  For instance, Pioneer has (i) drilled 20-acre infill locations during the past three years with encouraging results, (ii) initiated a 7,000 acre waterflood project during 2010 with an initial production response expected during the first half of 2011 and (iii) commenced drilling on two horizontal wells during the fourth quarter of 2010. The ultimate outcome and impact to the Partnership of these initiatives cannot be predicted at this time.

•
Maintain a balanced capital structure to ensure financial flexibility for acquisitions. To fund development drilling initiatives and future property acquisitions, the Partnership is reserving approximately 25 percent of its net cash provided by operating activities. The Partnership may also use, to the extent available, external financing sources to fund acquisitions, including borrowings under its credit facility and funds from future private and public equity and debt offerings. The Partnership intends to maintain a balanced capital structure, which will afford the Partnership the financial flexibility to fund development drilling initiatives and future acquisitions.  See "Liquidity" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Commitments, Capital Resources and Liquidity" for additional information about the Partnership's capital structure.

•
Mitigate commodity price risk through derivatives. To reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, the Partnership has adopted a policy that contemplates using derivative contracts to protect the prices for approximately 65 percent to 85 percent of expected production for a period of up to five years, as appropriate.

Relationship with Pioneer

The Partnership believes that one of its principal strengths is its relationship with Pioneer, which owns the General Partner and common units representing a 61.9 percent limited partner interest in the Partnership. Pioneer is a large independent oil and gas exploration and production company with current operations in the United States and Africa. Pioneer's proved reserves at December 31, 2010, including the Partnership's properties, were 1,011 MMBOE, of which 549 MMBOE, or 54 percent, were in the Spraberry field. Of the 549 MMBOE of proved reserves in the Spraberry field, 255 MMBOE were proved developed reserves (46 percent) and 294 MMBOE were proved undeveloped reserves (54 percent). These proved undeveloped reserves represent approximately 3,885 future drilling locations held by Pioneer in the Spraberry field.

Pioneer views the Partnership as an integral part of its asset portfolio and expects to offer the Partnership over time the opportunity to purchase from Pioneer portions of its oil and gas assets in the Partnership's area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership also plans to participate jointly with Pioneer in acquisitions in the Partnership's area of operations.

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

Business Activities

Petroleum industry.  For several years preceding 2008, the petroleum industry was generally characterized by volatile, but upward trending oil, NGL and gas commodity prices. During the first half of 2008, North American gas prices increased as a result of reduced inventory levels, a perceived shortage of North American gas supply and anticipation that the United States would become a larger importer of LNG, which was then selling in the world market at a substantial premium to United States gas prices. However, by mid-year 2008, it became apparent that capital investments in gas drilling and discoveries of significant gas reserves in United States shale plays would cause domestic gas supply to exceed existing United States gas demand.  Beginning in the second half of 2008 and continuing throughout most of 2009, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. Declining energy demand due to the economic slowdown, together with the increased supply of United States gas resulted in sharp declines in oil, NGL and North American gas prices during the second half of 2008 and first half of 2009.

During the second half of 2009 and throughout 2010, economic stimulus initiatives implemented in the United States and worldwide served to stabilize economies and increase industry and consumer confidence.  While oil and NGL prices have steadily improved since the beginning of the second quarter of 2009, gas prices have remained volatile throughout 2009 and 2010 as a result of increased gas supply and growing storage levels in the United States, which has offset the growth in demand.  The outlook for continuation of the worldwide economic recovery in 2011 is cautiously optimistic but remains uncertain; therefore, the sustainability of the recovery in worldwide demand for energy is difficult to predict.  As a result, the Partnership believes it is likely that commodity prices, especially North American gas prices, will continue to be volatile during 2011.

Significant factors that will impact 2011 commodity prices include: the ongoing impact of economic stimulus initiatives in the United States and worldwide in response to the worldwide economic decline; political and economic developments in North Africa and the Middle East; demand of Asian and European markets; the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals.

The Partnership uses commodity derivative contracts to mitigate the impact of commodity price volatility on the Partnership's net cash provided by operating activities Although the Partnership has entered into derivative contracts on a large portion of its forecasted production through 2013, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Partnership could enter into derivative contracts on additional volumes in the future.  As a result, the Partnership's internal cash flows would be reduced for affected periods.  A sustained decline in commodity prices could result in a shortfall in expected cash flows, which could negatively impact the Partnership's liquidity, financial position, future results of operations and ability to sustain or increase distributions to unitholders.  See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during 2010 and 2009 from the Partnership's derivative price risk management activities and the Partnership's open derivative positions at December 31, 2010.

The Partnership.  Currently, the Partnership's oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field, all of which are operated by Pioneer, including 1,116 producing wells. The Partnership's interest in 1,021 of these wells is limited to only those rights that are necessary to produce hydrocarbons from those particular wellbores, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.   The Partnership acquired certain proved undeveloped oil and gas properties in connection with the 2009 Acquisition and commenced a two-rig drilling program in the fourth quarter of 2009 to begin developing the undeveloped properties.  See "Item 2. Properties – Description of Properties." According to the latest information available from the Energy Information Administration, the Spraberry field is the second largest oil field in the United States, and the Partnership believes that Pioneer is the largest operator in the field based on recent production information. Because Pioneer is the largest producer in the Spraberry field and has a significantly greater asset base than the Partnership does, the Partnership believes it will benefit from Pioneer's experience and scale of operations. Although Pioneer has no obligation to sell assets to the Partnership, and the Partnership is not obligated to purchase from Pioneer any additional assets, the Partnership believes that Pioneer intends to offer to the Partnership over time the opportunity to purchase portions of Pioneer's producing and undeveloped oil and gas assets in the Partnership's area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership believes that a substantial portion of Pioneer's assets in the Partnership's area of operations have or in the future will have the characteristics that will make them well-suited for ownership by a limited partnership such as the Partnership. The Partnership also expects to make acquisitions in its area of operations from third parties and to participate jointly in acquisitions with Pioneer.

Production and drilling activities.  During the year ended December 31, 2010, the Partnership's average daily production, on a BOE basis was 6,507. Production, price and cost information with respect to the Partnership's properties for 2010, 2009 and 2008 is set forth under "Item 2. Properties — Selected Oil and Gas Information — Production, price and cost data."  During the three years ended December 31, 2010, the Partnership drilled 38 gross (37 net) wells, all of which were successfully completed as productive wells.

Acquisition activities.  Part of the Partnership's business strategy is to acquire oil and gas properties in its area of operations that complement its operations, provide development opportunities and potentially increase the Partnership's net cash provided by operating activities to sustain or increase unitholder distributions.  During 2009, the Partnership invested $168.2 million of acquisition capital to purchase proved oil and gas properties from Pioneer, including additional interests in its existing properties and undeveloped properties in the Spraberry field for future drilling initiatives.  See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's acquisition of proved oil and gas properties in 2009.

Marketing of Production

General.  As operator of the Partnership's properties, Pioneer markets the Partnership's production and pays the Partnership the sales proceeds attributable to its production. The production sales agreements entered into by Pioneer that are related to the Partnership's production contain customary terms and conditions for the oil and gas industry, provide for sales based on prevailing market prices and have terms ranging from 30 days to two years. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, price regulations, distance from the well to the pipeline, commodity quality and prevailing supply conditions. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of operations and price risk.

Significant purchasers.  During 2010, the Partnership's significant purchasers were Plains Marketing LP (53 percent), Occidental Energy Marketing (17 percent) and Enterprise Crude Oil LLC (10 percent). The Partnership believes that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

Derivative activities.  The Partnership utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts and began accounting for its derivative contracts using the mark-to-market ("MTM") method of accounting.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Partnership's derivative activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the impact of commodity derivative activities on oil, NGL and gas revenues and net derivative losses during 2010, 2009 and 2008 and the Partnership's open commodity derivative positions at December 31, 2010.

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

Securities regulations.  Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Partnership the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading.  Failure to comply with the rules and regulations of the SEC could subject the Partnership to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Partnership's common units, which could have an adverse effect on the liquidity and market value of the common units.  Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

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

Operations associated with the Partnership's properties also produce wastewaters that are disposed via injection in underground wells. These injection wells are regulated by the Safe Drinking Water Act (the "SDWA") and analogous state and local laws. The underground injection well program under the SDWA requires permits from the EPA or analogous state agency for the Partnership's disposal wells, establishes minimum standards for injection well operations, and restricts the types and quantities of fluids that may be injected. Currently, the Partnership believes that disposal well operations on the Partnership's properties comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect the Partnership's ability to dispose of produced waters and ultimately increase the cost of the Partnership's operations. In addition, Congress has considered legislation that would repeal an exemption in the SDWA for the underground injection of hydraulic fracturing fluids near drinking water sources. Sponsors of the legislation have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  If enacted, the legislation could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements.  The legislation also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available.  The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  The Subcommittee on Energy and Environment of the U.S. House of Representatives is examining the practice of hydraulic fracturing in the United States and is gathering information on its potential effects on human health and the environment.  The EPA also has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health.  In addition, various state and local governments have implemented or are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, requirements for disclosure of chemical constituents, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.

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

In addition, the Texas Commission on Environmental Quality ("TCEQ") recently adopted new air emissions limitations and permitting requirements for oil and gas facilities in the state, which will first become applicable to facilities located in the Barnett Shale area on April 1, 2011.   The TCEQ expects to expand the application of these requirements to facilities in other areas of the state in early 2012.  These new requirements could increase the cost and time associated with drilling wells.  Any adoption of laws, regulations, orders or other legally enforceable mandates governing drilling and operating activities that result in more stringent drilling or operating conditions or limit or prohibit the drilling of new wells for any extended period of time could increase the Partnership's costs and/or reduce its production, which could have a material adverse effect on the Partnership's results of operations and cash flows.

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

Global warming and climate change. In December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other "greenhouse gases," or "GHGs," present an endangerment to human health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA.  The EPA recently adopted two sets of rules, which became effective January 2, 2011, that regulate greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources.  The EPA has also adopted rules requiring the reporting on an annual basis beginning in 2011 of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, for emissions occurring after January 1, 2010, as well as certain oil and gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of

GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for the oil and gas the Partnership produces.  Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership's business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership's financial condition and results of operations.

The Partnership believes it is in substantial compliance with all existing environmental laws and regulations applicable to the Partnership's current operations and that its continued compliance with existing requirements will not have a material adverse effect on the Partnership's financial condition and results of operations. For instance, the Partnership did not incur any material capital expenditures for remediation or pollution control activities for the three years ended December 31, 2010. Additionally, the Partnership is not aware of any environmental issues or claims that will require material capital expenditures during 2011. However, accidental spills or releases may occur in the course of the Partnership's operations, and the Partnership cannot give any assurance that it will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the Partnership cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on the Partnership's business, financial condition and results of operations.  See "Item 1A. Risk Factors" for additional information.

Other regulation of the oil and gas industry. The oil and gas industry is regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous federal and state departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry may increase the Partnership's cost of doing business by increasing various drilling and operating costs, these burdens generally do not affect the Partnership any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Development and production. Development and production operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, the posting of bonds in connection with various types of activities and filing reports concerning operations. Most states, and some counties and municipalities, in which the Partnership operates also regulate one or more of the following:

•	the location of wells;
•	the method of drilling and casing wells;
•	the method and ability to fracture stimulate wells;
•	the surface use and restoration of properties upon which wells are drilled;
•	the plugging and abandoning of wells; and
•	notice to surface owners and other third parties.

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

Regulation of transportation and sale of gas. The availability, terms and cost of transportation significantly affect sales of gas. Federal and state regulations govern the price and terms for access to gas pipeline transportation. The interstate transportation and sale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission ("FERC"). The FERC's regulations for interstate gas transmission in some circumstances may also affect the intrastate transportation of gas. As a result of initiatives like FERC Order No. 636 ("Order 636"), issued in April 1992, the interstate gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers.  The most significant provisions of Order 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all gas supplies.  In many instances, the results of Order 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of gas in favor of providing only storage and transportation services.

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

Transportation of hazardous materials.  The federal Department of Transportation has adopted regulations requiring that certain entities transporting designated hazardous materials develop plans to address security risks related to the transportation of hazardous materials.  The Partnership does not believe that these requirements will have an adverse effect on the Partnership or its operations.  The Partnership cannot provide any assurance that the security plans required under these regulations would protect against all security risks and prevent an attack or other incident related to the Partnership's transportation of hazardous materials.

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

The amount of cash the Partnership actually generates will depend upon numerous factors related to its business that may be beyond its control, including among other things:

•	the amount of oil, NGL and gas the Partnership produces;
•	the prices at which the Partnership sells its oil, NGL and gas production;
•	the effectiveness of its commodity price derivatives;
•	the level of its operating costs, including fees and reimbursement of expenses to the General Partner and its affiliates;
•	the Partnership's ability to economically replace proved reserves;
•	the success of the Partnership's development drilling program;
•	the Partnership's ability to acquire oil and gas properties from third parties in a competitive market and at an attractive price to the Partnership;
•	Pioneer's willingness to sell assets to the Partnership at a price that is attractive to the Partnership and to Pioneer;
•	prevailing economic conditions;
•	the level of competition the Partnership faces;
•	fuel conservation measures and alternate fuel requirements; and
•	government regulation and taxation.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Commitments, Capital Resources and Liquidity" for a discussion of additional restrictions and factors that could affect the Partnership's ability to make cash distributions.

The prices of oil, NGL and gas are highly volatile. A sustained decline in these commodity prices will cause a decline in the Partnership's cash flow from operations, which could force it to reduce its distributions or cease paying distributions altogether.

The oil, NGL and gas markets are highly volatile, and the Partnership cannot predict future oil, NGL and gas prices. Prices for oil, NGLs and gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGL and gas, market uncertainty and a variety of additional factors that are beyond the Partnership's control, such as:

• domestic and worldwide supply of and demand for oil, NGL and gas;
• inventory levels at Cushing, Oklahoma, the benchmark for West Texas Intermediate ("WTI") oil prices;
• weather conditions;
• overall domestic and global political and economic conditions;
• actions of OPEC and other state-controlled oil companies relating to oil price and production controls;
• the effect of liquefied natural gas, or LNG, deliveries to the United States;
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

In the past, prices of oil, NGL and gas have been extremely volatile, and the Partnership expects this volatility to continue. For example, during the year ended December 31, 2010, the NYMEX oil price ranged from a high of $91.51 per Bbl to a low of $68.01 per Bbl, while the NYMEX Henry Hub gas price ranged from a high of $6.01 per MMBtu to a low of $3.29 per MMBtu.

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

A significant portion of the Partnership's assets consist only of mineral interests and leasehold interests in identified producing wells (often referred to as wellbore interests). The Partnership's rights as to these wellbores are limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. In addition, the Partnership's operations with respect to these wellbore interests are limited to the interval from the surface to the depth of the deepest producing perforation in the wellbore, plus an additional 100 feet as a vertical easement for operating purposes only. The  Partnership is also prohibited from extending the horizontal reach of the wellbore interest. These restrictions on the Partnership's ability to extend the vertical and horizontal limits of its existing wellbore interests could have an adverse effect on its ability to maintain and grow its production and reserves and to make cash distributions to its unitholders.

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

Future price declines could result in a reduction in the carrying value of the Partnership's proved oil and gas properties, which could adversely affect the Partnership's results of operations and limit its ability to borrow and make distributions.

Declines in oil and gas prices could result in the Partnership having to make substantial downward adjustments to its estimated proved reserves. If this occurs, or if the Partnership's estimates of production or economic factors change, accounting rules could require it to write down, as a noncash charge to earnings, the carrying value of its oil and gas properties for impairments. The Partnership is required to perform impairment tests on its assets whenever events or changes in circumstances warrant a review of its assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of its assets, the carrying value may not be recoverable and therefore require a write-down. The Partnership could incur impairment charges in the future, which could materially affect its results of operations in the period incurred. In addition, the Partnership's borrowing capacity under its credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under its credit facility, which in turn could adversely affect its ability to make cash distributions to its unitholders.

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

To achieve more predictable cash flow and to manage the Partnership's exposure to fluctuations in commodity prices, the Partnership is a party to, and in the future the Partnership may enter into, derivative arrangements covering a significant portion of the Partnership's oil, NGL and gas production that could result in both realized and unrealized derivative losses. Since the Partnership's decision to discontinue hedge accounting effective February 1, 2009, these derivative arrangements have been subject to mark-to-market accounting treatment, and the changes in fair market value of the arrangements are being reported in the Partnership's statement of operations each quarter, which may result in significant noncash losses.  The Partnership has direct commodity price exposure on the portion of its production volumes not covered by derivative contracts. Failure to protect against declines in commodity prices exposes the Partnership to reduced revenue and liquidity when prices decline, as occurred in late 2008 and continued into the first half of 2009.  Approximately 30 percent, 20 percent, 40 percent and 75 percent of the Partnership's estimated total production for 2011, 2012, 2013 and 2014, respectively, is not covered by derivative contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

The failure by counterparties to the Partnership's derivative contracts to perform their obligations could have a material adverse effect on the Partnership's results of operations.

The Partnership has adopted a policy that contemplates protecting the prices for approximately 65 percent to 85 percent of expected production for a period of up to five years. In addition, the Partnership's credit facility requires it to enter into derivative contracts for 50 percent or more of its oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2012. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's derivative positions as of December 31, 2010. The use of derivative contracts involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default in its obligations under the Partnership's derivative contracts, such a default could have a material adverse effect on the Partnership's results of operations, and could result in a larger percentage of the Partnership's future production being subject to commodity price changes.

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

Approximately 70 percent, 80 percent, 60 percent and 25 percent of the Partnership's estimated total production for 2011, 2012, 2013 and 2014, respectively, have been matched with fixed price commodity swaps or collar contracts. As the Partnership's derivative contracts expire, more of its future production will be sold at market prices unless the Partnership enters into further derivative transactions. The Partnership's credit facility requires it to enter into derivative arrangements for not less than 50 percent of the Partnership's projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2012. The Partnership's commodity price derivative strategy and future derivative transactions are determined by the General Partner, which is not under any obligation to enter into derivative contracts on a specific portion of the Partnership's production, other than to comply with the terms of the Partnership's credit facility for so long as it may remain in place. The prices at which the Partnership enters into derivative contracts on its production in the future will be dependent upon commodity prices at the time the Partnership enters into these transactions, which may be substantially lower than current oil, NGL and gas prices. Accordingly, the Partnership's derivative contracts may not protect it from significant and sustained declines in oil, NGL and gas prices received for its future production. Conversely, the Partnership's commodity price derivative strategy could limit its ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of the Partnership's future production will not be covered by derivative contracts as compared to the next few years, which would result in its earnings becoming more sensitive to commodity price changes.

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

Because all proved reserve estimates are to some degree subjective, each of the following items could differ materially from those assumed in estimating proved reserves:

•	the quantities of oil and gas that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future commodity prices.

Furthermore, different reserve engineers may make different estimates of proved reserves and cash flows based on the same available data. The Partnership's actual production, revenues and expenditures with respect to proved reserves will likely be different from estimates, and the differences may be material.

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

The operating cost of a well includes variable costs, and increases in these costs can adversely affect the economics of a well. Furthermore, the Partnership's operations are subject to all the risks normally incident to the oil and gas development and production business, and could be curtailed or delayed or become uneconomical as a result of other factors, including:

• high costs of, or shortages or delays in the delivery of, drilling rigs, equipment, labor or other services;
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

The Partnership has identified  drilling locations and prospects for future drilling opportunities and enhanced  recovery activities.  These drilling  locations represent a significant part of the Partnership's future drilling plans. The Partnership's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, drilling and production costs, access to and availability of equipment, services and personnel, and drilling results. Because of these uncertainties, the Partnership cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Partnership's expectations for success. As such, the Partnership's actual drilling and enhanced recovery activities may materially differ from the Partnership's current expectations, which could have a significant adverse effect on the Partnership's reserves, financial condition and results of operations.

The Partnership's actual production could differ materially from its forecasts.

From time to time the Partnership provides forecasts of expected quantities of future oil and gas production.  These forecasts are based on a number of estimates, including expectations of production from existing wells and the results of future drilling activity.  In addition, the Partnership's forecasts assume that none of the risks associated with the Partnership's oil and gas operations summarized in this "Item 1A. Risk Factors" occur, such as facility or equipment malfunctions, adverse weather effects, or downturns in commodity prices or significant increases in costs, which could make certain drilling activities or production uneconomical.

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

For the year ended December 31, 2010, purchases by Plains Marketing, L.P., Occidental Energy Marketing and Enterprise Crude Oil LLC represented approximately 53 percent, 17 percent and 10 percent of the Partnership's sales revenue, respectively. If these companies were to reduce the amount of the Partnership's production that they purchase, the Partnership's revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements.

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

Plains Marketing, L.P., Occidental Energy Marketing and Enterprise Crude Oil LLC purchase the majority of the Partnership's oil and NGL production pursuant to existing marketing agreements with Pioneer.  The Partnership is not a party to the marketing agreements with Plains Marketing, L.P., Occidental Energy Marketing or Enterprise Crude Oil LLC.  Pursuant to the provisions of standard industry operating agreements to which the Partnership's properties are subject and to which the Partnership is a party, Pioneer, as operator, markets the production on behalf of all working interest owners, including the Partnership, and determines in its sole discretion the terms on which the Partnership's production is sold.

As is standard in the industry, the oil sold under Pioneer's marketing agreements with Plains Marketing, L.P., Occidental Energy Marketing and Enterprise Crude Oil LLC is sold at the West Texas Intermediate (Cushing) price, less the Midland, Texas location and transportation differentials at the time of sale. The primary term of Pioneer's marketing agreement with Plains Marketing, L.P. expired on January 1, 2011; however, the contract will continue to automatically extend on a month-to-month basis until either party gives 90 days advance written notice of non-renewal. The primary term of the marketing agreement between Pioneer and Occidental Energy Marketing expires on December 31, 2012, after which time the contract will automatically be extended on a month-to-month basis until either party gives 30 days advance written notice of non-renewal.  The marketing agreement between Pioneer and Enterprise Crude Oil LLC is currently month-to-month and may be terminated upon 30 days advance written notice by either party to the agreement.

In the event of a deterioration of the credit and capital markets, the Partnership may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under its credit facility, which could hinder or prevent the Partnership from meeting its future capital needs.

During the second half of 2008 and during most of 2009, global financial markets and economic conditions were disrupted and volatile, and the debt and equity capital markets were exceedingly distressed, making it difficult to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally increased as many lenders and institutional investors increased interest rates, enacted tighter lending standards and limited the amount of funding available to borrowers.  If these events were to recur, the Partnership could be unable to obtain adequate funding under its credit facility if (i) the Partnership's lending counterparties become unwilling or unable to meet their funding obligations or (ii) the amount the Partnership may borrow under its credit facility is reduced as a result of lower oil, NGL or gas prices, declines in reserves, lending requirements or regulations, or for other reasons. Due to these factors, the Partnership cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Partnership may be unable to implement its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Partnership's production, revenues and results of operations.

Declining general economic, business or industry conditions could have a material adverse affect on the Partnership's results of operations.

During 2008 and the first half of 2009, concerns over worldwide economic outlook, geopolitical issues, the availability and cost of credit, and the United States mortgage and real estate markets contributed to increased volatility and diminished expectations for the global economy. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, resulted in a worldwide recession. While the worldwide economic outlook has improved, concerns about global economic growth could have a significant adverse effect on global financial markets and commodity prices.  If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish, which could depress the price at which the Partnership can sell its oil, NGLs and gas and ultimately decrease the Partnership's net revenue and profitability.

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

In an environment of rising commodities prices, demand for drilling rigs, supplies, oilfield services, equipment and crews generally increases, which could delay the Partnership's operations, lead to increased costs and reduce its cash available for distribution, which could be exacerbated if the Partnership's derivatives limit the ability of the Partnership to benefit from higher commodities prices.

Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. For example, during the past year, oil and gas companies generally experienced increasing drilling and operating costs due to increasing oil and NGL prices.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the Partnership's ability to drill and complete wells and conduct operations. Any delay in the drilling of new wells or significant increase in costs could reduce its future revenues and cash available for distribution.  In addition, if the Partnership's derivatives limit the Partnership's ability to realize the benefit of higher commodities prices, the Partnership could experience higher costs without a commensurate increase in cash flows.

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
• equipment failures or accidents;
• adverse weather conditions;
• restricted access to land for drilling or laying pipelines; and
• access to, and the cost and availability of, the equipment, services and personnel required to complete the Partnership's drilling, completion and operating activities.

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

The recent adoption of climate change legislation by the United States Congress or regulation by the EPA could result in increased operating costs and reduced demand for the oil, NGLs and gas the Partnership produces.

During December 2009, the EPA officially published its findings that emissions of GHGs present an endangerment to human health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal CAA.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA.  The EPA recently adopted two sets of rules, which became effective January 2, 2011, that regulate greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources.  The EPA has also adopted rules requiring the reporting on an annual basis beginning in 2011of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, for emissions occurring after January 1, 2010, as well as certain oil and gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas, which could reduce the demand for the oil and gas the Partnership produces.  Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership's business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership's financial condition and results of operations. See "Item 1. Business — Competition, Markets and Regulations" above for additional discussion regarding government regulation.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Partnership's ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership, that participate in that market.  The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"),  was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the "CFTC") and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  In its rulemaking under the Dodd-Frank Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents.  Certain bona fide hedging transactions or positions would be exempt from these position limits.  It is not possible at this time to predict when the CFTC will finalize these regulations.  The financial reform legislation may also require the Partnership to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to the Partnership is uncertain at this time.  The financial reform legislation may also require the counterparties to the Partnership's derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect the Partnership's available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce the Partnership's ability to monetize or restructure its existing derivative contracts, and increase the Partnership's exposure to less creditworthy counterparties.  If the Partnership reduces its use of derivatives as a result of the legislation and regulations, the Partnership's results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership's ability to plan for and fund capital expenditures or make distributions to unitholders.  Finally, the legislation was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas.  The Partnership's revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on the Partnership, its financial condition, its results of operations and its ability to make distributions to unitholders.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  The Partnership routinely utilizes hydraulic fracturing techniques in many of its drilling and completion programs.  The process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production.  The process is typically regulated by state oil and gas commissions.  The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act's Underground Injection Control Program.  While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA's recent decision.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, various state and local governments have implemented or are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, requirements for disclosure of chemical constituents, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for the Partnership to perform fracturing to stimulate production from tight formations.  In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the Partnership’s fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs.  Restrictions on hydraulic fracturing could also reduce the amount of oil and gas that the Partnership is ultimately able to produce from its reserves.

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

Pioneer owns 62 percent of the outstanding common units of the Partnership and Pioneer owns and controls the General Partner, which controls the Partnership. The directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to Pioneer. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner, including Pioneer. Conflicts of interest may arise between Pioneer and its affiliates, including the General Partner, on the one hand, and the Partnership on the other hand. As a result of these conflicts, the directors and officers of the General Partner may favor the interests of the General Partner and the interests of its affiliates over the Partnership's interests. These potential conflicts include, among others, the following situations:

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting the Partnership's business and, therefore, limited ability to influence management's decisions. Unitholders have no right to elect the General Partner or its Board of Directors on an annual or other continuing basis. The Board of Directors of the General Partner is chosen entirely by Pioneer and not by the Partnership's unitholders. Furthermore, even if unitholders are dissatisfied with the performance of the General Partner, currently it would be difficult for them to remove the General Partner because Pioneer owns a substantial number of units. The vote of the holders of at least 66-2/3 percent of all outstanding units voting together as a single class is required to remove the General Partner.  Pioneer currently owns 62 percent of the outstanding common units.

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

Pioneer holds an aggregate of 20,521,200 common units, representing 62 percent of the outstanding common units. The sale of these units in the public markets could have an adverse impact on the price of the common units.

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

In recent years, there have been tax legislation discussions that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas companies. Such tax legislation changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any of these or similar changes will be proposed in the future and, if enacted, how soon any such changes could become effective. The passage of any future legislation in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to the unitholders and negatively impact the value of an investment in the common units.

These risks are not the only risks facing the Partnership.  Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership's business, financial condition or future results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Reserve Rule Changes

During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the "Reserve Ruling") and the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2010-03 ("ASU 2010-03") "Extractive Industries – Oil and Gas," which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2010-03 became effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

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

Reserve Estimation Procedures and Audits

The information included in this Report about the Partnership's proved reserves as of December 31, 2010, 2009 and 2008 represents evaluations prepared by Pioneer's reservoir engineers.  Netherland, Sewell & Associates, Inc. ("NSAI") audited all of the Partnership's proved reserves as of December 31, 2010 and 2009; and audited the Partnership's proved reserves as of December 31, 2008 before the Partnership completed the 2009 Acquisition.  The Partnership has no oil and gas reserves from non-traditional sources.

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

The management of Pioneer's oil and gas assets is decentralized geographically by individual asset teams responsible for the oil and gas activities in each of Pioneer's operating areas.  Pioneer's Permian asset team (the "Asset Team") is staffed with reservoir engineers and geoscientists who prepare reserve estimates for the Permian assets at the end of each calendar quarter using reservoir engineering information technology.  There is shared oversight of the Asset Team's reservoir engineers by the Asset Team's managers and the Director of the WWR, each of whom is in turn subject to direct or indirect oversight by Pioneer's President and Chief Operating Officer ("COO") and management committee ("MC").  Pioneer's MC is comprised of its Chief Executive Officer, COO, Chief Financial Officer and other Executive Vice Presidents.  The Asset Team's reserve estimates are reviewed by the Asset Team reservoir engineers before being submitted to the Director of the WWR and are summarized in reserve reconciliations that quantify reserve changes represented by revisions of previous estimates, purchases of minerals-in-place, extensions and discoveries, production and sales of minerals-in-place.  All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by the WWR.  Annually, the MC reviews the consolidated reserves estimates and any differences with NSAI before the estimates are approved. The engineers and geoscientists who participate in the reserves estimation and disclosure process periodically attend training on the Reserve Ruling by external consultants and/or through internal Pioneer programs.  Additionally, the WWR has prepared and maintains an internal document for the Asset Team to reference on reserve estimation and preparation to promote objectivity in the preparation of the Partnership's reserve estimates and SEC and GAAP compliance in the reserve estimation and reporting process.

NSAI follows the general principles set forth in the standards pertaining to the estimating and auditing of oil and gas reserve information promulgated by the Society of Petroleum Engineers ("SPE"). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE's definition of a reserve audit includes the following concepts:

•
A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information as promulgated by the SPE.

•
The estimation of reserves is an imprecise science due to the many unknown geologic and reservoir factors that cannot be estimated through sampling techniques. Since reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is audited for the purpose of reviewing in sufficient detail the policies, procedures and methods used by a company in estimating its reserves so that the reserve auditors may express an opinion as to whether, in the aggregate, the reserve information furnished by a company is reasonable.

•
The methods and procedures used by a company, and the reserve information furnished by a company, must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditor to prepare their own estimates of reserve information for the audited properties.

In conjunction with the audit of the Partnership's proved reserves and associated pre-tax present value discounted at ten percent, Pioneer provided to NSAI its external and internal engineering and geoscience technical data and analyses. Following NSAI's review of that data, it had the option of accepting Pioneer's interpretation, or making its own interpretation. No data was withheld from NSAI. NSAI accepted without independent verification the accuracy and completeness of the historical information and data furnished by Pioneer with respect to ownership interest; oil and gas production; well test data; commodity prices; operating and development costs; and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluation something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.

In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of the Partnership's proved reserves and the pre-tax present value of such reserves discounted at ten percent.  NSAI reviewed its audit differences with Pioneer, and, in a number of cases, held joint meetings with Pioneer to review additional reserves work performed by the technical teams and any updated performance data related to the reserve differences. Such data was incorporated, as appropriate, by both parties into the reserve estimates.  NSAI's estimates, including any adjustments resulting from additional data, of those proved reserves and the pre-tax present value of such reserves discounted at ten percent did not differ from Pioneer's estimates by more than ten percent in the aggregate. However, when compared on a lease-by-lease basis, some of Pioneer's estimates were greater than those of NSAI and some were less than the estimates of NSAI. When such differences do not exceed ten percent in the aggregate and NSAI is satisfied that the proved reserves and pre-tax present value of such reserves discounted at ten percent are reasonable and that its audit objectives have been met, NSAI will issue an unqualified audit opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analyses by Pioneer and NSAI.  At the conclusion of the audit process, it was NSAI's opinion, as set forth in its audit letter, which is included as an exhibit to this Report, that Pioneer's estimates of the Partnership's proved oil and gas reserves and associated pre-tax future net revenues discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering standards promulgated by the SPE.

Also, see "Item 1A. Risk Factors," "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" for additional discussions regarding proved reserves and their related cash flows.

Qualifications of reserves preparers and auditors.  The WWR is staffed by petroleum engineers with extensive industry experience and is managed by Pioneer's Director of WWR.  Pioneer's petroleum engineers meet the professional qualifications of reserves estimators and reserves auditors as defined by the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information," approved by the board of directors of the Society of Petroleum Engineers in 2001 and revised in 2007.  The WWR Director's qualifications include 33 years of experience as a petroleum engineer, with 26 years focused on reserves reporting for independent oil and gas companies, including Pioneer.  His educational background includes an undergraduate degree in Chemical Engineering and a Masters in Business Administration in Finance.  He is also a Chartered Financial Analyst ("CFA") and a member of the Oil and Gas Reserves Committee of the SPE.

      NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-002699.  The technical person primarily responsible for auditing the Partnership's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 31 years of practical experience in petroleum engineering, including 30 years experience in the estimation and evaluation of proved reserves.  He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training, and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the board of directors of the SPE.

Technologies used in reserves estimates. Pioneer uses reliable technologies to establish additions to reserve estimates on behalf of the Partnership, including seismic data and interpretation, wireline formation tests, geophysical logs and core data.  Reserve additions associated with reliable technologies were less than two percent of the Partnership's total proved reserves during the year ended December 31, 2010.

Proved reserves. The Partnership's proved reserves totaled 51,975 MBOE, 44,365 MBOE and 40,805 MBOE at December 31, 2010, 2009 and 2008, respectively, representing $563.8 million, $262.3 million and $187.2 million, respectively, of Standardized Measure. Changes in the Partnership's proved reserve volumes during the year ended December 31, 2010 included production of 2,375 MBOE and positive revisions of previous estimates of 9,985 MBOE.  Revisions of previous estimates are comprised of 4,388 MBOE of positive price revisions and 5,597 MBOE of positive performance-related revisions.  The Partnership's proved reserves at December 31, 2010 were determined using an average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2010.  On this basis, the price of oil and gas for proved reserve reporting purposes at December 31, 2010 was $79.28 per barrel of oil and $4.37 per Mcf of gas, compared to comparable average NYMEX prices of $61.14 per barrel of oil and $3.87 per Mcf of gas at December 31, 2009.

Tabular proved reserves disclosures.  On a BOE basis, 77 percent of the Partnership's total proved reserves at December 31, 2010 were proved developed reserves. The following table provides information regarding the Partnership's proved reserves and Standardized Measure as of December 31, 2010:

	Summary of Oil and Gas Reserves as of December 31, 2010
	Based on Average Fiscal Year Prices
					Standardized
	Oil	NGLs	Gas		Measure
	(MBbls)	(MBbls)	(MMcf)	MBOE	(in thousands)
Proved
Developed	23,682	9,966	39,032	40,153	$502,133
Undeveloped	7,515	2,546	10,567	11,822	61,633
Total proved	31,197	12,512	49,599	51,975	$563,766

Proved undeveloped reserves.  As of December 31, 2010, the Partnership had 127 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2015), representing a decrease of 43 proved undeveloped well locations (25 percent) since December 31, 2009.  The Partnership's proved undeveloped reserves totaled 11,822 MBOE and 12,152 MBOE at December 31, 2010 and 2009, respectively.  During 2010, 28 proved undeveloped well locations were drilled and completed as developed wells and an additional 18 proved undeveloped well locations were in various stages of drilling and completion at December 31, 2010.  As a result, the Partnership converted 2,913 MBOE of proved undeveloped reserves to proved developed reserves during 2010.  The Partnership's development costs incurred during the year ended December 31, 2010 totaled $52.5 million and were comprised of $46.7 million of development drilling expenditures associated with new wells and a $5.8 million increase in asset retirement obligations.  The Partnership's proved undeveloped well locations as of December 31, 2010 included 48 proved undeveloped well locations that have remained undeveloped for five years or more.  Prior to the 2009 Acquisition, all of the Partnership's proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer's inventory of undeveloped well locations in the Spraberry field.  In November 2009, the Partnership commenced a two-rig drilling program to develop its proved undeveloped properties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital commitments" for more information about the Partnership's two-rig drilling program.  The following table represents the estimated timing and cash flows of developing the Partnership's proved undeveloped reserves as of December 31, 2010 (dollars in thousands):

	Estimated
	Future	Future	Future	Future
	Production	Cash	Production	Development	Future Net
Year Ended December 31, (a)	(MBOE)	Inflows	Costs	Costs	Cash Flows

2011	250	$16,098	$2,180	$61,351	$(47,433)
2012	702	44,650	6,576	67,530	(29,456)
2013	942	58,909	9,245	57,689	(8,025)
2014	873	53,806	9,327	3,219	41,260
2015	668	40,322	7,640	-	32,682
Thereafter	8,387	502,451	188,807	6,573	307,071
	11,822	$716,236	$223,775	$196,362	$296,099
______
(a)	Beginning in 2011 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling.

Description of Properties

Currently, the Partnership's oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field in the Permian Basin area of West Texas, all of which are operated by Pioneer. The Partnership's interests include 1,116 producing wells, of which 1,021 wells are limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.

All of the Partnership's proved reserves at December 31, 2010 were located in the Spraberry field. According to latest information available from the Energy Information Administration, the Spraberry field is the second largest oil field in the United States. The field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from four formations, the upper and lower Spraberry,  the Dean and the Wolfcamp, at depths ranging from 6,700 feet to 11,300 feet.

The Partnership added 28 new wells to production during 2010 and had 18 wells awaiting completion at December 31, 2010.  The Partnership added one new well to production during 2009 and had seven wells awaiting completion at December 31, 2009.  The performance to date of these drilled and completed wells has exceeded the expectations of the Partnership's management, in part due to the completion of these wells in the deeper Wolfcamp formation and organic rich shale/silt intervals.

Selected Oil and Gas Information

The following tables set forth selected oil and gas information for the Partnership's properties as of and for each of the years ended December 31, 2010, 2009 and 2008. Because of normal production declines and drilling activities, the historical information presented below should not be interpreted as being indicative of future results.

Production, price and cost data.  The following tables set forth production, price and cost data with respect to the Partnership's properties for the years ended December 31, 2010, 2009 and 2008. These amounts represent the Partnership's historical results without making pro forma adjustments for any drilling activity that occurred during the respective years.

	Year Ended December 31,
	2010	2009	2008
Production information:
Annual sales volumes:
Oil (MBbls)	1,425	1,344	1,441
NGLs (MBbls)	587	518	476
Gas (MMcf)	2,181	2,281	2,133
Total (MBOE)	2,375	2,243	2,272
Average daily sales volumes:
Oil (Bbls)	3,903	3,683	3,937
NGLs (Bbls)	1,608	1,420	1,298
Gas (Mcf)	5,975	6,248	5,828
Total (BOE)	6,507	6,145	6,206
Average prices, including hedge results (a):
Oil (per Bbl)	$103.60	$100.35	$107.79
NGL (per Bbl)	$44.31	$41.61	$48.41
Gas (per Mcf)	$4.66	$5.37	$7.06
Revenue (per BOE)	$77.37	$75.23	$85.14
Average prices, excluding hedge results (a):
Oil (per Bbl)	$77.56	$58.05	$99.71
NGL (per Bbl)	$32.91	$25.56	$45.84
Gas (per Mcf)	$3.33	$2.81	$6.24
Revenue (per BOE)	$57.72	$43.56	$78.69
Average costs (per BOE):
Production costs:
Lease operating (b)	$14.24	$14.04	$14.24
Workover	1.90	1.46	2.85
Total production costs	$16.14	$15.50	$17.09
Production taxes:
Ad valorem	$2.15	$2.09	$2.23
Production	2.96	2.17	4.02
Total production taxes	$5.11	$4.26	$6.25
Depletion expense	$5.30	$5.80	$5.10
______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  Hedge results beginning February 1, 2009 represent the transfer to oil and gas revenues of net deferred hedge gains included in accumulated other comprehensive income as of the de-designation date.

(b)
Historical lease operating expense associated with those properties acquired in August 2009 and the Partnership's properties that were acquired in conjunction with the initial public offering in May 2008 include the direct internal costs of Pioneer to operate the properties.  The lease operating expense of the properties after they were acquired by the Partnership includes COPAS Fees. Assuming the COPAS Fees had been charged in the Partnership Predecessor's historical results, the Partnership's lease operating expense would have been higher on a BOE basis by approximately $0.15 and $1.03 for 2009 and 2008, respectively.

Productive wells.  The following table sets forth the number of productive oil and gas wells attributable to the Partnership's properties as of December 31, 2010, 2009 and 2008:

PRODUCTIVE WELLS (a)

	Gross Productive Wells			Net Productive Wells
	Oil	Gas	Total	Oil	Gas	Total

As of December 31, 2010	1,116	-	1,116	985	-	985
As of December 31, 2009	1,135	-	1,135	981	-	981
As of December 31, 2008	1,158	-	1,158	1,003	-	1,003
______
(a)
All of the Partnership's wells are operated by Pioneer.  Productive wells consist of producing wells and wells capable of production, including shut-in wells.  The Partnership had no multiple completion wells as of December 31, 2010.

Leasehold acreage. The following table sets forth information about the Partnership's developed and undeveloped leasehold acreage as of December 31, 2010:

	Developed Acreage		Undeveloped Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres

Spraberry field	9,243	8,736	5,628	5,333

The following table sets forth the expiration dates of the leases on the Partnership's gross and net undeveloped acres as of December 31, 2010:

	Acres Expiring (a)
	Gross	Net
2011	1,506	1,485
______
(a)
The Partnership's undeveloped acreage represents proved undeveloped acreage held by productive wells except for 1,506 acres (1,485 net acres) that are subject to a continuous drilling commitment.  The continuous drilling commitment obligates Pioneer and the Partnership to spud a well by April 22, 2011, and then spud another well thereafter within 120 days of completing the previous well.  These acres will not expire if the continuous drilling commitment is fulfilled.

Drilling activities.  The following table sets forth the number of gross and net productive and dry hole wells that were drilled by the Partnership during 2010, 2009 and 2008. This information should not be considered indicative of future performance.

DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Productive wells: (a)
Development	28	1	9	27	1	9
Exploratory	-	-	-	-	-	-
Dry holes:
Development	-	-	-	-	-	-
Exploratory	-	-	-	-	-	-
Total	28	1	9	27	1	9
______
(a)
As of December 31, 2010, drilling on 18 gross wells (18 net wells) was in progress.  The Partnership had seven gross wells (seven net wells) upon which drilling was in progress as of December 31, 2009 and no wells upon which drilling was in progress as of December 31, 2008.

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

ITEM 4.                 REMOVED AND RESERVED

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership's common units are listed and traded on the NYSE under the symbol "PSE." The Board of Directors of the General Partner declared distributions to unitholders totaling $2.00 per unit during 2010.  On January 24, 2011, the Board of Directors of the General Partner declared a $0.50 per unit distribution payable on February 11, 2011 to unitholders of record on February 3, 2011.

The following table sets forth quarterly high and low prices of the Partnership's common units and distributions declared per unit for the years ended December 31, 2010 and 2009:

			Dividends
			Declared
	High	Low	Per Unit
Year ended December 31, 2010
Fourth quarter	$30.42	$27.15	$0.50
Third quarter	$28.33	$23.53	$0.50
Second quarter	$25.65	$20.93	$0.50
First quarter	$23.87	$20.72	$0.50

Year ended December 31, 2009
Fourth quarter	$22.67	$18.51	$0.50
Third quarter	$21.25	$17.03	$0.50
Second quarter	$20.03	$15.50	$0.50
First quarter	$17.60	$13.01	$0.50

On February 23, 2011, the last reported sales price of the Partnership's common units, as reported in the NYSE composite transactions, was $32.93 per unit.

As of February 23, 2011, the Partnership's common units were held by 16 holders of record. This number does not include owners for whom common units may be held in "street" name.

During the fourth quarter of 2010, the Partnership did not repurchase any common units nor did the Partnership make any unregistered sales of any common units.

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

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended December 31, 2010 for the Partnership should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:	(in thousands, except per unit data)
Revenues:
Oil and gas	$183,758	$168,717	$193,394	$144,038	$126,918
Interest and other	-	210	192	-	-
	183,758	168,927	193,586	144,038	126,918
Costs and expenses:
Oil and gas production (a)	38,334	34,749	38,807	27,879	24,133
Production and ad valorem taxes	12,119	9,547	14,213	11,550	11,124
Depletion, depreciation and amortization	12,577	13,016	11,582	11,382	9,678
General and administrative	6,330	4,790	6,227	5,643	5,345
Accretion of discount on asset retirement obligations	546	484	144	143	136
Interest	1,543	1,160	621	-	-
Derivative losses, net (b)	5,431	78,265	-	-	-
Other, net	-	549	890	5	25
	76,880	142,560	72,484	56,602	50,441
Income before taxes	106,878	26,367	121,102	87,436	76,477
Income tax provision	(1,045)	(46)	(1,326)	(920)	(323)
Net income	$105,833	$26,321	$119,776	$86,516	$76,154
Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$-	$(1,598)	$59,038	$86,516	$76,154
Net income applicable to the Partnership	105,833	27,919	60,738	-	-
Net income	$105,833	$26,321	$119,776	$86,516	$76,154
Allocation of net income applicable to the Partnership:
General partner's interest in net income	$106	$28	$61
Limited partners' interest in net income	105,649	27,891	60,677
Unvested participating securities' interest in net income	78	-	-
Net income applicable to the Partnership	$105,833	$27,919	$60,738

Net income per common unit – basic and diluted	$3.19	$0.92	$2.02
Weighted average common units outstanding – basic and diluted	33,114	30,399	30,009
Distributions declared per common unit	$2.00	$2.00	$0.81

Balance Sheet Data (as of December 31):
Total assets	$280,060	$256,638	$367,164	$217,702	$209,687
Long-term debt	$81,200	$67,000	$-	$-	$-
Partners' equity	$134,745	$141,273	$347,831	$207,569	$196,498
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

(b)
Effective February 1, 2009, the Partnership discontinued hedge accounting for its derivative contracts and began using the mark-to-market method of accounting for derivatives.  See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the Partnership's derivative contracts and associated accounting methods.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial and Operating Performance

Highlights of the Partnership's financial and operating performance for 2010 include:

•
Net income increased 302 percent to $105.8 million in 2010 from $26.3 million in 2009.  The increase in earnings is primarily attributable to (i) a $72.8 million decrease in net derivative losses recorded in 2010 as compared to 2009 and (ii) increases in oil and NGL production volumes during 2010.

•	Daily sales volumes increased six percent to 6,507 BOEPD in 2010, as compared to 6,145 BOEPD for 2009.
•
Average reported oil and NGL sales prices per barrel increased to $103.60 and $44.31, respectively, during 2010 as compared to $100.35 and $41.61, respectively, for 2009.  Average reported gas sales prices per Mcf decreased to $4.66 during 2010 as compared to $5.37 during 2009.

•
Net cash provided by operating activities increased by $14.3 million to $96.9 million, or 17 percent, as compared to 2009, primarily due to higher oil and NGL production volumes and prices, and changes in working capital.

First Quarter 2011 Outlook

The Partnership's first quarter of 2011 outlook below does not reflect the  impact of recent weather-related downtime and associated repairs in the Partnership's area of operations.

Based on current estimates, the Partnership expects that production will average 6,500 BOEPD to 6,900 BOEPD.

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

Results of Operations

Oil and gas revenues.  Oil and gas revenues totaled $183.8 million, $168.7 million and $193.4 million during 2010, 2009 and 2008, respectively.  The increase in revenue during 2010, as compared to 2009, was primarily due to increases in average daily sales volumes of oil and NGLs and increases in oil and NGL commodity prices.  Average daily sales volumes for oil and NGLs for 2010 increased six percent and 13 percent, respectively, as compared to 2009.  Average reported oil and NGL prices for 2010 increased by three percent and six percent, respectively, as compared to the respective 2009 reported prices.  The decrease in revenue during 2009, as compared to 2008, was primarily due to decreases in commodity prices and a slight decrease in average daily sales volumes.  Average reported oil, NGL and gas prices for 2009 decreased by seven percent, 14 percent and 24 percent, respectively, as compared to the respective 2008 reported prices

The following table provides average daily sales volumes for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Oil (Bbls)	3,903	3,683	3,937
NGLs (Bbls)	1,608	1,420	1,298
Gas (Mcf)	5,975	6,248	5,828
Total (BOE)	6,507	6,145	6,206

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Average reported prices:
Oil (per Bbl)	$103.60	$100.35	$107.79
NGL (per Bbl)	$44.31	$41.61	$48.41
Gas (per Mcf)	$4.66	$5.37	$7.06
Total (per BOE)	$77.37	$75.23	$85.14
Average realized prices:
Oil (per Bbl)	$77.56	$58.05	$99.71
NGL (per Bbl)	$32.91	$25.56	$45.84
Gas (per Mcf)	$3.33	$2.81	$6.24
Total (per BOE)	$57.72	$43.56	$78.69

Oil and gas production costs.  The Partnership's oil and gas production costs totaled $38.3 million, $34.7 million and $38.8 million during 2010, 2009 and 2008, respectively. Total production costs per BOE increased during 2010 by four percent as compared to 2009 primarily due to increased workover activities being performed in 2010 to restore production.

Total production costs per BOE decreased during 2009 by nine percent as compared to 2008 primarily due to cost reduction initiatives implemented by Pioneer, as operator, including reductions in electricity costs, saltwater disposal fees and oilfield services costs.  Workover costs were significantly lower in 2009, as compared to 2008, primarily as a result of lower commodity prices reducing the return on investment associated with certain workovers such that they were not economical to perform.

The Partnership Predecessor's lease operating expense includes an allocation of Pioneer's direct internal costs associated with the operation of the properties prior to their acquisition by the Partnership. Upon completion of the 2008 IPO Acquisitions and the 2009 Acquisition, Pioneer began charging the Partnership COPAS Fees, instead of the direct internal costs incurred by Pioneer. Assuming the COPAS Fee had been charged in the Partnership Predecessor's historical results, the lease operating expense would have been higher on a BOE basis by $0.15 and $1.03 for 2009 and 2008, respectively.

The following table provides the components of the Partnership's production costs per BOE for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Lease operating expenses	$14.24	$14.04	$14.24
Workover costs	1.90	1.46	2.85
Total production costs	$16.14	$15.50	$17.09

Production and ad valorem taxes.  The Partnership recorded production and ad valorem taxes of $12.1 million, $9.5 million and $14.2 million during 2010, 2009 and 2008, respectively.  In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.  Consequently, during 2010, the Partnership's production and ad valorem taxes per BOE have, in the aggregate, increased by 20 percent, as compared to 2009.  The increase is primarily due to increasing oil and NGL prices.  The decrease in 2009, as compared to 2008, was primarily the result of overall declines in commodity prices.

The following table provides the components of the Partnership's total production and ad valorem taxes per BOE for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Ad valorem taxes	$2.15	$2.09	$2.23
Production taxes	2.96	2.17	4.02
Total production and ad valorem taxes	$5.11	$4.26	$6.25

Depletion, depreciation and amortization expense.  The Partnership's depletion expense was $5.30, $5.80 and $5.10 per BOE for 2010, 2009 and 2008, respectively.  During 2010, the decrease in the per BOE depletion expense was primarily due to increases in end-of-well-life reserve volumes from 44,365 MBOE at December 31, 2009 to 51,975 MBOE at December 31, 2010 as a result of commodity price increases and positive performance-related revisions since December 31, 2009.  During 2009, the increase in per BOE depletion expense was primarily due to the declines in end-of-well-life reserve volumes as a result of lower commodity prices during 2009, as compared to 2008.

During 2009, the Partnership adopted the provisions of the Reserve Ruling and ASU 2010-03.  The Reserve Ruling and ASU 2010-03, which became effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009, changed the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices, added to and amended certain definitions used in estimating proved oil and gas reserves, such as "reliable technology" and "reasonable certainty," and broadened the types of technology that an issuer may use to establish reserves estimates and categories.  The revised definition of proved reserves increased the Partnership's year-end losses of end-of-well-life reserves from what they would have been under the previous definition of proved reserves that used end of period pricing, thereby increasing the Partnership's depletion expense in the fourth quarter of 2009.  The other provisions of the Reserve Ruling and ASU 2010-03 did not have a material effect on the Partnership as of and for the periods ended December 31, 2009.

General and administrative expense.  General and administrative expense totaled $6.3 million, $4.8 million and $6.2 million during 2010, 2009 and 2008, respectively. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer agreed to perform administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services.  Pursuant to this agreement a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer.  The Partnership is also responsible for paying for its direct third-party services.  The increase in general and administrative expense for 2010, as compared to 2009, was primarily attributable to an increase of 46 percent in the per-BOE rate and to the increases in production volumes for 2010, as compared to 2009.  Based on the methodology in the administrative services agreement, the per-BOE rates increased primarily due to increases in Pioneer's drilling activity in the United States (including the Partnership's two-rig drilling program) and increases in general and administrative expense attributable to Pioneer's United States (excluding Alaska) operations.  The decrease in general and administrative expense during 2009, as compared to 2008, was primarily due to a reduction in the per BOE rate used to allocate a portion of Pioneer's general and administrative expense to the Partnership.  See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" for additional information regarding the general and administrative expense allocations to the Partnership.

Interest expense.  Interest expense was $1.5 million for 2010, as compared to $1.2 million for 2009 and $621 thousand for 2008.  Interest expense increased during 2010, as compared to 2009, primarily because of borrowings under the credit facility in August 2009 to fund a portion of the cash consideration associated with the 2009 Acquisition and borrowings to fund a portion of the Partnership's two-rig drilling program.  Outstanding borrowings under the credit facility as of December 31, 2010 were $81.2 million.  For 2010, the Partnership's weighted average debt outstanding was $72.3 million.  Prior to the 2009 Acquisition in August 2009, the Partnership's interest expense related primarily to fees associated with maintaining its credit facility.  Interest expense increased during 2009, as compared to 2008, because the Partnership had no outstanding debt prior to the 2009 Acquisition.  The Partnership borrowed $138.0 million under its credit facility to fund a portion of the cash consideration associated with the 2009 Acquisition.  The Partnership used the proceeds from the 2009 Equity Offering in November 2009 to pay down a portion of its credit facility borrowings, resulting in outstanding borrowings of $67.0 million at December 31, 2009.  The Partnership's 2009 interest expense increased primarily as a result of this increase in indebtedness.  See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's long-term debt and interest expense.

Derivative loss, net.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and from that date forward began accounting for all derivative instruments under the mark-to-market accounting rules.  In accordance with the mark-to-market accounting rules, the Partnership has recognized changes in the fair value of its derivative contracts since February 1, 2009 as derivative gains or losses in the earnings of the period in which they occurred.  Fluctuations in commodity prices during 2010 and 2009 have impacted the fair value of the Partnership's derivative instruments and resulted in net mark-to-market derivative losses of $5.4 million and $78.3 million, respectively.  Prior to February 1, 2009, the Partnership accounted for its derivative instruments as cash flow hedges and effective changes in the fair values of the derivative instruments were recognized in Accumulated Other Comprehensive Income.  See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the types of derivative transactions in which the Partnership participates.

Income tax provision. The Partnership recognized income tax provisions of $1.0 million, $46 thousand and $1.3 million during 2010, 2009 and 2008, respectively.  The Partnership's tax provision is reflective of the Texas Margin tax.  See Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's income taxes.

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

In conjunction with the undeveloped properties acquired in the 2009 Acquisition, the Partnership commenced a two-rig drilling program in November 2009.  The Partnership added 28 new wells to production during 2010 and had 18 wells awaiting completion at December 31, 2010.  During 2011, the Partnership plans to drill 40 wells to 45 wells at a net cost, including facility connections, of approximately $67 million.  During 2011, the Partnership expects that is capital expenditures will benefit to some extent from savings realized from Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped properties, although Pioneer has no obligation to provide its internal services in connection with drilling the Partnership's undeveloped properties. The Partnership expects to fund the 2011 drilling program primarily from internal operating cash flows and, to a lesser extent, from borrowings under its credit facility.  Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership's production and cash flow.  The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.50 per unit per quarter, or $2.00 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the fourth quarter of 2010 of $0.50 per unit was declared by the Board of Directors of the General Partner on January 24, 2011 and was paid on February 11, 2011 to unitholders of record on February 3, 2011.

Oil and gas properties.  Excluding the payments related to the carrying value of the 2009 Acquisition and the 2008 IPO Acquisitions, the Partnership's cash expenditures for additions to oil and gas properties during 2010, 2009 and 2008 totaled $45.3 million, $3.8 million and $15.6 million, respectively.  Additions to oil and gas properties during 2010 reflect expenditures associated with the Partnership's two-rig drilling program.  The Partnership's expenditures for additions to oil and gas properties for 2010, 2009 and 2008 were funded primarily by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of December 31, 2010, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments.  Borrowings outstanding under its credit facility were $81.2 million at December 31, 2010.  As of December 31, 2010, the Partnership's derivative instruments represented assets of $22.5 million and liabilities of $41.4 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership.  The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time.  The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and commodity prices received on physical sales.  See Notes C, F and H of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility.  As of December 31, 2010, the Partnership's asset retirement obligations were $12.6 million, an increase of $5.5 million from December 31, 2009.  As of December 31, 2010, the Partnership was not a party to any material off-balance sheet arrangements.

The following table summarizes by period the payments due by the Partnership for contractual obligations estimated as of December 31, 2010:

		Payments Due by Year
		2011	2012 and	2014 and	Thereafter
	Total		2013	2015
		(in thousands)

Long-term debt	$81,200	$-	$81,200	$-	$-
Derivative obligations	$41,386	$9,673	$31,713	$-	$-
Other liabilities (a)	$12,558	$1,000	$2,000	$2,000	$7,558
Total	$135,144	$10,673	$114,913	$2,000	$7,558
__________

(a)  The Partnership's other liabilities represent the current and noncurrent portions of the Partnership's asset retirement obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance.

Capital resources.  The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings.  For 2011, the Partnership expects to use cash flow from operations and the available borrowing capacity under its credit facility to fund its drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions.

Operating activities. Net cash provided by operating activities during 2010, 2009 and 2008 was $96.9 million, $82.5 million and $132.5 million, respectively. The increase in net cash provided by operating activities in 2010, as compared to that of 2009, was primarily due to increased oil and NGL sales volumes and prices and changes in working capital. The decrease in net cash provided by operating activities in 2009, as compared to that of 2008, was primarily due to decreased oil, NGL and gas sales prices and changes in working capital.

Investing activities. Net cash used in investing activities during 2010 was $45.3 million, as compared to $58.5 million during 2009 and $157.9 million during 2008. The decrease in net cash used in investing activities during 2010 as compared to 2009 was primarily due to the 2009 Acquisition, partially offset by the two-rig drilling program during 2010.  The decrease in net cash used in investing activities during 2009 as compared to 2008 was primarily due to limited additions to oil and gas properties during 2009 and the difference in the relative transaction sizes between the 2008 IPO Acquisition and the 2009 Acquisition.

Financing activities. Net cash used in financing activities for 2010 was $52.1 million, as compared to $53.4 million for 2009 and net cash provided by financing activities of $55.4 million during 2008.  The net cash used in financing activities during 2010 was comprised of unitholder distributions offset by borrowings under the credit facility to fund a portion of the Partnership's two-rig drilling program.  During 2009, net cash used in financing activities was comprised of unitholder distributions and the payment for the 2009 Acquisition in excess of the carrying value of the net assets acquired, offset by proceeds from the public equity offering of 3,105,000 of the Partnership's common units and borrowings under the credit facility to fund a portion of the 2009 Acquisition.  The net cash provided by financing activities during 2008 was comprised of the proceeds attributable to the Offering offset by unitholder distributions and payments in connection with the 2008 IPO Acquisitions.

During 2010, 2009 and 2008, the Partnership paid cash distributions to unitholders of $66.3 million, $60.1 million and $24.3 million, respectively.  Future distributions and the timing and amount thereof are at the discretion of the Board of Directors of the General Partner.  See "– Capital commitments" for information about the Partnership's cash distributions paid in February 2011.

Liquidity.  The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the credit facility and, to the extent available, funds from future private and public equity and debt offerings.  As of December 31, 2010, the Partnership had $81.2 million outstanding on its credit facility and approximately $219 million of remaining borrowing capacity under the credit facility.  The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders.  At December 31, 2010, the Partnership was in compliance with all of its debt covenants.  See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the credit facility.

The Partnership utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions.  In furtherance of the Partnership's effort to meet these objectives, approximately 70 percent, 80 percent, 60 percent and 25 percent of the Partnership's estimated total production for 2011, 2012, 2013 and 2014, respectively, have been matched with fixed price commodity swap contracts, collar contracts or collar contracts with short puts.

As discussed above under "– Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the ongoing two-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

The Partnership Agreement allows the Partnership to borrow funds to make distributions. The Partnership may borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain its level of distributions. In addition, the Partnership plans to continue to use derivative contracts to protect the cash flow associated with a significant portion of its production. The Partnership is generally required to settle its commodity derivatives within five days of the end of a month. As is typical in the oil and gas industry, the Partnership does not generally receive the proceeds from the sale of its production until 45 days to 60 days following the end of the month. As a result, when commodity prices increase above the fixed price in the derivative contracts, the Partnership will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before the Partnership receives the proceeds from the sale of its production. If this occurs, the Partnership may make working capital borrowings to fund its distributions.

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

Derivative assets and liabilities.  The Partnership is a party to derivative contracts that represent material assets and liabilities as of December 31, 2010.  In accordance with GAAP, the Partnership records its derivative assets and liabilities at their estimated fair values, the determination of which requires management to make judgments and estimates about observable and unobservable inputs such as forward commodity prices, credit-adjusted interest rates and volatility factors.  See Notes C and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative instruments.

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

The Partnership's proved reserve information included in this Report as of December 31, 2010, 2009 and 2008 were prepared by Pioneer's reservoir engineers and, except for the December 31, 2008 proved reserves associated with the 2009 Acquisition, were audited by independent petroleum engineers. Estimates prepared by third parties may be higher or lower than those included herein.

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

It should not be assumed that the Standardized Measure as of December 31, 2010 included in the Unaudited Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" is the current market value of the Partnership's estimated proved reserves. In accordance with SEC requirements, the Partnership calculated the Standardized Measure using the average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2010 and prevailing operating and development costs at the end of the year. Actual future prices and costs may be materially higher or lower than the prices and costs used in the calculation of the Standardized Measure. See "Item 1A. Risk Factors" and "Item. 2 Properties" for additional information regarding estimates of proved reserves.

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

Impairment of proved oil and gas properties.  The Partnership reviews its proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon estimated future recoverable proved and risk-adjusted probable and possible reserves, its outlook of future commodity prices, production and capital costs expected to be incurred to recover the reserves, discount rates commensurate with the nature of the properties and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated.

New Accounting Pronouncements

The information regarding new accounting pronouncements is included in Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

 ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative information is provided about financial instruments to which the Partnership was a party as of December 31, 2010 and 2009, and from which the Partnership may incur future gains or losses from changes in commodity prices or market interest rates.

The fair values of the Partnership's derivative contracts are based on the Partnership's valuation models and applications.  During 2010, the Partnership changed its valuation inputs for NGL derivative contracts and used component price inputs presently available from independent active market quoted sources.  As of December 31, 2009, the Partnership's NGL component price inputs were obtained from independent brokers active in buying and selling NGL derivative contracts.  During 2010, the Partnership was a party to derivative swap contracts, collar contracts and collar contracts with short put options.  See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts. The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during 2010 (in thousands):

Derivative
Contract Net
Assets /
(Liabilities)(a)

Fair value of contracts outstanding as of December 31, 2009	$6,015
Changes in contract fair values	(5,431)
Contract maturities	(19,434)
Fair value of contracts outstanding as of December 31, 2010	$(18,850)
_______
(a)         Represents the fair values of open derivative contracts subject to market risk.

Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments, and since that date has accounted for derivative instruments using the mark-to-market accounting method.  Therefore, since February 1, 2009, the Partnership has recognized changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occurred.

Quantitative Disclosures

Interest rate sensitivity.  The following table provides information about the Partnership's credit facility's sensitivity to changes in interest rates.  The table presents maturities by expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility.  The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on February 23, 2011.

				Liability
				Fair Value at
	Year Ending December 31,			December 31,
	2011	2012	2013	2010
	(amounts in thousands)
Total Debt:
Variable rate principal
maturities	$-	$-	$81,200	$77,241
Weighted average
interest rate	1.35%	2.36%	3.52%

Commodity price sensitivity.  The following tables provide information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2010.  Although mitigated by the Partnership's derivative activities, declines in commodity prices will reduce the Partnership's revenues and internally-generated cash flows.

Commodity derivative instruments.  The Partnership manages commodity price risk with derivative swap contracts, collar contracts and collar contracts with short put options. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices for the Partnership on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Partnership's realized price will exceed the variable market prices by the floor price-to-short put price differential. With collar contracts, if the relevant market price is above the ceiling price, the Partnership pays the derivative counterparty the difference between the market price and the ceiling price; if the relevant market price is between the ceiling price and the floor price, the derivative has no cash settlement value; and, if the relevant market price is below the floor price, the Partnership receives the difference between the floor price and the market price from the counterparty. Collar contracts with short puts are similar to collar contracts, except that if the relevant market price is below the short put price, the Partnership receives the difference between the floor price and short put price from the counterparty.

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

Oil Price Sensitivity
Derivative Financial Instruments as of December 31, 2010

				Asset (Liability)
				Fair Value at
	Year Ending December 31,			December 31,
	2011	2012	2013	2010
Oil Derivatives (a):				(in thousands)
Average daily notional Bbl volumes (b):
Swap contracts	750	3,000	3,000	$(31,183)
Weighted average fixed price per Bbl	$77.25	$79.32	$81.02
Collar contracts	2,000	-	-	$16,875
Weighted average ceiling price per Bbl	$170.00	$-	$-
Weighted average floor price per Bbl	$115.00	$-	$-
Collar contracts with short puts	1,000	1,000	1,000	$(4,102)
Weighted average ceiling price per Bbl	$99.60	$103.50	$111.50
Weighted average floor price per Bbl	$70.00	$80.00	$83.00
Weighted average short put price per Bbl	$55.00	$65.00	$68.00
Average forward NYMEX oil prices (c)	$101.18	$100.66	$98.83
______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)
Subsequent to December 31, 2010, the Partnership entered into additional collar contracts with short puts for 2,000 Bbls per day of the Partnership's 2014 production with a ceiling price of $133.00 per Bbl, a floor price of $90.00 per Bbl and a short put price of $75.00 per Bbl.

(c)         The average forward NYMEX oil prices are based on February 23, 2011 market quotes.

NGL Price Sensitivity
Derivative Financial Instruments as of December 31, 2010

			Asset (Liability)
			Fair Value at
	Year Ending December 31,		December 31,
	2011	2012	2010
NGL Derivatives:			(in thousands)
Average daily notional Bbl volumes (a):
Swap contracts	750	750	$(6,101)
Weighted average fixed price per Bbl	$34.65	$35.03
Average forward Mont Belvieu NGL prices (b)	$50.29	$47.96
_______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)
Forward Mont Belvieu NGL prices are not available as formal market quotes.  These forward prices represent estimates as of February 22, 2011 provided by third parties who actively trade in the derivatives.  Accordingly, these prices are subject to estimates and assumptions.

Gas Price Sensitivity

Derivative Financial Instruments as of December 31, 2010

					Asset (Liability)
					Fair Value at
	Year Ending December 31,				December 31,
	2011		2012	2013	2010
Gas Derivatives:					(in thousands)
Average daily notional MMBtu volumes (a):
Swap contracts		2,500	5,000	2,500	$5,611
Weighted average fixed price per MMBtu (b)		$6.65	$6.43	$6.89
Average forward NYMEX gas prices (c)		$4.16	$4.75	$5.13
Average daily notional MMBtu volumes (a):
Basis swap contracts		-	2,500	2,500	$50
Weighted average fixed price per MMBtu (b)		$-	$(0.30)	$(0.31)
Average forward basis differential prices (c)	$		$(0.30)	$(0.34)
______
(a)	See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts.
(b)
To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of the swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index, which is highly correlated with the indices where the Partnership's forecasted gas sales are expected to be priced.

(c)	The average forward NYMEX gas prices are based on February 23, 2011 NYMEX market quotes and February 23, 2011 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices.

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

We have audited the accompanying consolidated balance sheets of Pioneer Southwest Energy Partners L.P. (the "Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Southwest Energy Partners L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, "Oil and Gas Reserve Estimation and Disclosures," effective December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Southwest Energy Partners L.P.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
February 25, 2011

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$107	$625
Accounts receivable	15,824	14,162
Inventories	883	851
Prepaid expenses	260	260
Derivatives	18,753	16,042
Total current assets	35,827	31,940
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	364,237	311,730
Accumulated depletion, depreciation and amortization	(125,963)	(113,386)
Total property, plant and equipment	238,274	198,344
Deferred income taxes	1,751	1,964
Derivatives	3,783	23,784
Other, net	425	606
	$280,060	$256,638

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$8,422	$6,139
Due to affiliates	1,164	697
Interest payable	30	26
Income taxes payable to affiliate	492	460
Deferred income taxes	63	127
Derivatives	9,673	3,606
Asset retirement obligations	1,000	500
Total current liabilities	20,844	11,555

Long-term debt	81,200	67,000
Derivatives	31,713	30,205
Asset retirement obligations	11,558	6,605
Partners' equity:
General partner's interest – 33,147 general partner units issued and outstanding	251	211
Limited partners' interest – 33,113,700 common units issued and outstanding	98,333	58,624
Accumulated other comprehensive income – deferred hedge gains, net of tax	36,161	82,438
Total partners' equity	134,745	141,273
Commitments and contingencies
	$280,060	$256,638

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Oil and gas	$183,758	$168,717	$193,394
Interest and other	-	210	192
	183,758	168,927	193,586

Costs and expenses:
Oil and gas production	38,334	34,749	38,807
Production and ad valorem taxes	12,119	9,547	14,213
Depletion, depreciation and amortization	12,577	13,016	11,582
General and administrative	6,330	4,790	6,227
Accretion of discount on asset retirement obligations	546	484	144
Interest	1,543	1,160	621
Derivative loss, net	5,431	78,265	-
Other, net	-	549	890
	76,880	142,560	72,484

Income before taxes	106,878	26,367	121,102
Income tax provision	(1,045)	(46)	(1,326)
Net income	$105,833	$26,321	$119,776

Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$-	$(1,598)	$59,038
Net income applicable to the Partnership	105,833	27,919	60,738
Net income	$105,833	$26,321	$119,776

Allocation of net income applicable to the Partnership:
General partner's interest in net income	$106	$28	$61
Limited partners' interest in net income	105,649	27,891	60,677
Unvested participating securities' interest in net income	78	-	-
Net income applicable to the Partnership	$105,833	$27,919	$60,738

Net income per common unit - basic and diluted	$3.19	$0.92	$2.02

Weighted average common units outstanding - basic and diluted	33,114	30,399	30,009

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)

						Accumulated
	General	Limited		General	Limited	Other	Total
	Partner Units	Partner Units	Owner's Net	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Equity	Income	Equity

Balance as of December 31, 2007	-	-	$207,569	$-	$-	$-	$207,569

Net income applicable to the Partnership Predecessor	-	-	59,038	-	-	-	59,038
Net income applicable to the Partnership	-	-	-	61	60,677	-	60,738
Net distributions to owner	-	-	(61,604)	-	-	-	(61,604)
Cash distributions to partners	-	-	-	(24)	(24,307)	-	(24,331)
Allocation of owner's net equity	-	20,521	(142,274)	142	142,132	-	-
Proceeds from initial public offering, net	-	9,488	-	-	163,045	-	163,045
Partner contributions	30	-	-	24	-	-	24
Acquisition of carrying value	-	-	-	(24)	(142,250)	-	(142,274)
Acquisition in excess of carrying value	-	-	-	-	(20,795)	-	(20,795)
Novation of derivative obligations	-	-	-	-	(37,249)	-	(37,249)
Working capital contribution	-	-	-	-	2,027	-	2,027
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	156,284	156,284
Net hedge gains included in net income	-	-	-	-	-	(14,641)	(14,641)
Balance as of December 31, 2008	30	30,009	$62,729	$179	$143,280	$141,643	$347,831

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)

						Accumulated
	General	Limited		General	Limited	Other	Total
	Partner Units	Partner Units	Owner's Net	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Equity	Income	Equity

Balance as of December 31, 2008	30	30,009	$62,729	$179	$143,280	$141,643	$347,831

Net income applicable to the Partnership Predecessor	-	-	(1,598)	-	-	-	(1,598)
Net income applicable to the Partnership	-	-	-	28	27,891	-	27,919
Net distributions to owner	-	-	(7,814)	-	-	-	(7,814)
Cash distributions to partners	-	-	-	(60)	(60,018)	-	(60,078)
Deferred income tax assets on acquisition step-up	-	-	1,399	-	-	-	1,399
Allocation of owner's net equity	-	-	(54,716)	-	54,716	-	-
Proceeds from offering, net	3	3,105	-	-	60,983	-	60,983
Partner contributions	-	-	-	64	-	-	64
Acquisition of carrying value	-	-	-	-	(54,716)	-	(54,716)
Acquisition in excess of carrying value	-	-	-	-	(113,512)	-	(113,512)
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	11,509	11,509
Net hedge gains included in net income	-	-	-	-	-	(70,714)	(70,714)

Balance as of December 31, 2009	33	33,114	$-	$211	$58,624	$82,438	$141,273

Cash distributions to partners	-	-	-	(66)	(66,228)	-	(66,294)
Net income applicable to the Partnership	-	-	-	106	105,727	-	105,833
Contribution of unit-based services	-	-	-	-	210	-	210
Other comprehensive income, net of tax:
Net hedge gains included in net income	-	-	-	-	-	(46,277)	(46,277)

Balance as of December 31, 2010	33	33,114	$-	$251	$98,333	$36,161	$134,745

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$105,833	$26,321	$119,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	12,577	13,016	11,582
Deferred income taxes	552	(470)	278
Accretion of discount on asset retirement obligations	546	484	144
Inventory valuation adjustment	-	-	159
Amortization of debt issuance costs	182	200	155
Amortization of unit-based compensation	210	-	-
Derivative related activity	(21,816)	51,254	(11,349)
Changes in operating assets and liabilities:
Accounts receivable	(1,662)	(1,556)	5,786
Inventories	(32)	1,090	(1,152)
Prepaid expenses	-	(155)	(105)
Accounts payable	1,329	(6,853)	7,550
Interest payable	4	26	-
Income taxes payable to affiliate	32	(32)	(196)
Asset retirement obligations	(898)	(803)	(173)
Net cash provided by operating activities	96,857	82,522	132,455
Cash flows from investing activities:
Payments of acquisition carrying value	-	(54,716)	(142,274)
Additions to oil and gas properties	(45,281)	(3,760)	(15,625)
Net cash used in investing activities	(45,281)	(58,476)	(157,899)
Cash flows from financing activities:
Borrowings under credit facility	63,574	150,000	-
Principal payments on credit facility	(49,374)	(83,000)	-
Proceeds from issuance of common units, net of issuance costs	-	60,983	163,045
Partner contributions	-	64	24
Payments for acquisition in excess of carrying value	-	(113,512)	(20,795)
Payments of financing fees	-	-	(960)
Distributions to unitholders	(66,294)	(60,078)	(24,331)
Net distributions to owner	-	(7,814)	(61,604)
Net cash provided by (used in) financing activities	(52,094)	(53,357)	55,379
Net increase (decrease) in cash and cash equivalents	(518)	(29,311)	29,935
Cash and cash equivalents, beginning of period	625	29,936	1
Cash and cash equivalents, end of period	$107	$625	$29,936

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$105,833	$26,321	$119,776
Other comprehensive income, net of tax:
Hedge fair value changes, net	-	11,509	156,284
Net hedge gains included in net income	(46,277)	(70,714)	(14,641)
Other comprehensive income (loss)	(46,277)	(59,205)	141,643
Comprehensive income (loss)	$59,556	$(32,884)	$261,419

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE A.                    Partnership and Nature of Operations

Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own and acquire oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.

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

On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity derivative contracts and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July1, 2009 (the acquisition, including liabilities assumed, is referred to herein as the "2009 Acquisition").

NOTE B.                 Summary of Significant Accounting Policies

Presentation. The 2009 Acquisition and the 2008 IPO Acquisitions represented transactions between entities under common control and are reported in the Partnership's accompanying consolidated financial statements similar to a pooling of interests.  For all periods prior to their acquisition and assumption by the Partnership, the financial position, results of operations, cash flows and changes in owner's equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) and the 2008 IPO Acquisitions (representing periods prior to May 6, 2008) are referred to herein as the "Partnership Predecessor."

The Partnership's consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 "General instructions as to financial statements" and ASC Topic 225-10 "Income Statement, Overall."  Certain expenses of the Partnership Predecessor that were incurred by Pioneer and combined in the accompanying consolidated financial statements are only indirectly attributable to Pioneer's ownership of the Partnership's properties because Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership so that the accompanying consolidated financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in "Allocation of costs" below.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

Inventories.  The Partnership's inventories as of December 31, 2010 and 2009 consist of oil held in storage tanks.  The Partnership's oil inventories are carried at the lower of lifting cost or market, on a first-in, first-out basis.  Any impairments of inventory are reflected in other expense in the consolidated statements of operations.  As of December 31, 2010 and 2009, there were no valuation reserve allowances recorded by the Partnership.

Oil and gas properties. The Partnership utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, and nonproductive exploration costs and geological and geophysical expenditures are expensed.

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on total proved reserves or proved developed reserves, depending on the nature of the capitalized costs.  Costs of nonproducing properties, wells in the process of being drilled and wells in the process of being completed are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

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

The Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  If an impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the asset's carrying value exceeds its fair value.  Estimates of the sum of expected future cash flows requires management to estimate future recoverable proved and risk-adjusted probable and possible reserves, future commodity prices, production volumes, costs and discount rates. Uncertainties about these future cash flow variables cause impairment estimates to be inherently imprecise.  Any impairment charge incurred is expensed and reduces the Partnership's recorded basis in the asset.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties' debt plus the United States Treasury Bill yield curve as of December 31, 2010.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate ("LIBOR") curves plus 250 basis points, representing the Partnership's estimated borrowing rate.

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

Employee benefit plans.  The Partnership does not have its own employees. However, a portion of the general and administrative expenses and lease operating expenses allocated to the Partnership Predecessor was noncash stock-based compensation recorded on the books of Pioneer.  Subsequent to the Offering, the Partnership began paying its allocated share of general and administrative expenses pursuant to an Administrative Services Agreement, as described in Note E below, and pays an industry standard fee (commonly referred to as a Council of Petroleum Accountants Societies, or "COPAS Fee") with respect to lease operating expenses of the Partnership's properties for periods subsequent to their purchase in the 2008 IPO Acquisitions and the 2009 Acquisition.

Segment reporting.  The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGL and gas revenues are derived from sales to purchasers located in the United States.

Income taxes. The Partnership's operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its  tax positions associated with the  tax effects of the Texas Margin tax in the accompanying consolidated balance sheets.  See Note K for additional information regarding the Partnership's current and deferred tax provisions and obligations.

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

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement are included in other liabilities and the Partnership's share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of December 31, 2010 or 2009.

Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

or prevent future enviro nmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At December 31, 2010 and 2009, the Partnership had no material environmental liabilities.

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
December 31, 2010, 2009 and 2008

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

Allocation of costs.  The accompanying consolidated financial statements have been prepared in accordance with ASC Topic 225-10. Under these rules, all direct costs attributable to the Partnership Predecessor have been included in the accompanying consolidated financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable to the Partnership Predecessor have also been included in the accompanying consolidated financial statements.  Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership's properties' share of Pioneer's total production as measured on a per barrel of oil equivalent basis. In management's estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business incurred by Pioneer on behalf of the Partnership Predecessor; however, these allocations may not be indicative of the costs of future operations or the amount of future allocations.

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

The Partnership applies the provisions of ASC Topic 260 "Earnings Per Share" when determining net income per common unit.  Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic net income per unit under the two-class method.  Participating securities represent unvested unit-based awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 2010. The Partnership had no participating securities outstanding prior to December 31, 2009.

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

Unit-based compensation. For unit-based compensation awards granted or modified, compensation expense is recognized in the Partnership's financial statements on a straight line basis over the vesting period based on their fair values on the dates of grant.  The Partnership utilizes the prior trading day's closing common unit price on the date of grant for the fair value of the common unit awards.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

New accounting pronouncements.  The following discussions provide information about new accounting pronouncements that have been issued by FASB:

Effective December 31, 2009, the Partnership adopted the SEC's final rule on "Modernization of Oil and Gas Reporting" (the "Reserve Ruling") and the Financial Accounting Standards Board's (the "FASB's") ASU 2010-03, "Extractive Industries – Oil and Gas (Topic 932)," which conforms ASC Topic 932 to the Reserve Ruling.  Among other the items, the Reserve Ruling and ASU 2010-03 require companies to report oil and gas reserves using an average price based on the prior 12-month period rather than a period-end price.

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

During February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855)." ASU No. 2010-09 amends ASC Topic 855 to include the definition of "SEC filer" and alleviated the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010.  See Note L for the Partnership's disclosures of subsequent events.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.  The following table presents the Partnership's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands)
Assets:
Commodity derivative contracts	$-	$22,536	$-	$22,536
Liabilities:
Commodity derivative contracts	$-	$35,284	$6,102	$41,386
Credit facility	$-	$77,241	-	77,241

The Partnership's commodity price derivatives that are classified as Level 3 in the fair value hierarchy at December 31, 2010 represent NGL derivative contracts.  The following table presents the changes in the fair values of the Partnership's commodity price derivative assets classified as Level 3 in the fair value hierarchy:

Year Ended
Fair Value Measurements Using Significant	December 31,
Unobservable Inputs (Level 3)	2010
(in thousands)

Beginning liability balance	$(4,906)
Net settlement receipts	(1,933)
Fair value changes (a):
Included in earnings - realized	(3,813)
Included in earnings - unrealized	4,550
Ending liability balance	$(6,102)
______
(a)	Changes in fair value are included in net derivative loss in the accompanying consolidated statements of operations. See Note B for a description of the Partnership's derivative accounting methods.

The following table presents the carrying amounts and fair values of the Partnership's financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$22,536	$22,536	$39,826	$39,826

Liabilities:
Commodity derivatives	$41,386	$41,386	$33,811	$33,811
Credit facility	$81,200	$77,241	$67,000	$68,495

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

    Commodity derivative instruments.  The Partnership's commodity price derivative assets and liabilities represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts.  All of the Partnership's oil and gas derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.  The Partnership's NGL derivative liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives.  The Partnership's oil derivatives are swap contracts, collar contracts and collar contracts with short puts for notional barrels ("Bbls") of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices.  Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate.  The counterparties' credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties' debt plus the United States Treasury Bill yield curve as of December 31, 2010.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership's estimated borrowing rate if it were to finance future settlements.  The asset and liability transfer values attributable to the Partnership's oil derivative instruments as of December 31, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts.  The implied rates of volatility inherent in the Partnership's collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

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

NOTE D.   Long-term Debt

In May 2008, the Partnership entered into a $300 million revolving credit facility. The credit facility matures in May 2013 and is available for general partnership purposes, including working capital, capital expenditures and distributions. Borrowings under the credit facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans.  Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate") (currently 0.875 percent) that is determined by a reference grid based on the Partnership's consolidated leverage ratio.  Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent or (ii) the Bank of America prime rate (the "Base Rate") plus a margin (currently zero

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate.  As of December 31, 2010, the Partnership had outstanding borrowings of $81.2 million under the credit facility.

The credit facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; and noncash equity-based compensation, "EBITDAX") of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0.  As of December 31, 2010, the Partnership was in compliance with all of its debt covenants.

As of December 31, 2010, the Partnership's borrowing capacity under the credit facility was approximately $219 million.  However, because of the net present value covenant, the Partnership's borrowing capacity under the credit facility may be limited in the future. The variables on which the calculation of net present value is based (including assumed commodity prices and discount rate) are subject to adjustment by the lenders.  As a result, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under the credit facility.  In addition, the credit facility contains various covenants that limit, among other things, the Partnership's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the credit facility) were to occur, the credit facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the credit facility.  The commitment fee is variable based on the Partnership's consolidated leverage ratio.  For 2010, the commitment fee was 0.175 percent.

Interest expense.  The Partnership incurred $1.5 million, $1.2 million and $621 thousand of interest expense during 2010, 2009 and 2008, respectively.  In 2010, interest expense was comprised of $404 thousand of credit facility commitment fees, $182 thousand of amortization of credit facility financing fees and $957 thousand of interest related to borrowings under the credit facility.  In 2009, interest expense was comprised of $469 thousand of credit facility commitment fees, $200 thousand of amortization of credit facility financing fees and $491 thousand of interest related to borrowings under the credit facility.  During 2008, interest expense was comprised of $466 thousand of credit facility commitment fees and $155 thousand of amortization of credit facility financing fees.  During 2010, 2009 and 2008, the Partnership paid interest of $1.4 million, $899 thousand and $466 thousand, respectively.

NOTE E.  Related Party Transactions

Partnership agreements.  Set forth below are descriptions of certain agreements the Partnership entered into with related parties in connection with the Offering. The full text of the agreements have been filed by the Partnership as exhibits to filings with the SEC and are available for review without charge on the SEC's website at www.sec.gov.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement among Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, internal audit, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

services. According to the Administrative Services Agreement, expenses will be reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the Partnership's and Pioneer's United States production during such period, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The administrative fee will be determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.

Omnibus Agreement

Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, the Partnership's area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership's area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for (i) liabilities with respect to claims associated with the Partnership Predecessor's use, ownership and operation of the properties the Partnership acquired pursuant to the 2008 IPO Acquisitions, (ii) losses attributable to defects in title to the Partnership's interest in then-producing intervals in the wellbores the Partnership acquired pursuant to 2008 IPO Acquisitions, and (iii) taxes attributable to the Partnership Predecessor's operations of the those properties. The agreement provides limitations as to time and dollar amounts with respect to Pioneer's indemnities. The Omnibus Agreement also provides for the payment by Pioneer to the Partnership in the event any production from the interests in the properties that the Partnership acquired is required to meet the volumetric production payment obligation, as described in Note G below.

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

Tax Sharing Agreement

Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership will pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer.  As of December 31, 2010 and 2009, the Partnership's income taxes payable to affiliate in the accompanying consolidated balance sheets represents amounts due to Pioneer under the Tax Sharing Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

2009 Acquisition. Pursuant to the Purchase and Sale Agreement associated with the 2009 Acquisitin, Pioneer Southwest LLC and Pioneer USA entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") and an operating agreement (the "2009 Operating Agreement") relating to Pioneer USA's operations on behalf of Pioneer Southwest LLC. Additionally, Pioneer Southwest LLC and Pioneer USA amended their existing Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") and operating agreement (the "IPO Operating Agreement") that were entered into at the time of the 2008 IPO Acquisition to provide that certain Partnership properties formerly governed by those agreements (those that are no longer limited to wellbore interests) will now be governed by the 2009 Omnibus Operating Agreement and the 2009 Operating Agreement, and to provide that certain of the property interests acquired in the 2009 Acquisition (those that are limited to wellbore interests) will be governed by the IPO Omnibus Operating Agreement and the IPO Operating Agreement. Similar to the IPO Omnibus Operating Agreement, the 2009 Omnibus Operating Agreement places restrictions and limitations on Pioneer Southwest LLC's ability to exercise certain rights that would otherwise be available to it under the 2009 Operating Agreement. For example, Pioneer Southwest LLC is restricted in its ability to remove Pioneer USA as the operator of Pioneer Southwest LLC's properties, Pioneer USA's proposed operations will take precedence over any conflicting operations that Pioneer Southwest LLC proposes and Pioneer Southwest LLC will allow Pioneer USA to use certain of Pioneer Southwest LLC's production facilities in connection with other properties operated by Pioneer USA, subject to capacity limitations. Pursuant to the 2009 Operating Agreement, Pioneer Southwest LLC pays Pioneer USA COPAS Fees. Pioneer Southwest LLC also pays Pioneer USA for its direct and indirect expenses that are chargeable to the assets covered by the 2009 Operating Agreement.

Gas processing.  Substantially all of the Partnership's gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants.  Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant, which processes a portion of the wet gas from the Partnership's wells and retained as compensation 18 percent of the Partnership's dry gas residue and NGL value processed by the Midkiff/Benedum gas processing plant during

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

2010.  The retention percentage for the Midkiff/Benedum plant declines by one percent per year to 16 percent in 2012, when it is held constant thereafter.  Pioneer also owns an approximate 30 percent ownership in the Sale Ranch gas processing plant, which processes a portion of the wet gas from the Partnership wells and retains as compensation approximately 20 percent of the Partnership's dry gas residue and NGL value processed by the Sale Ranch gas processing plant.

        Related party charges.  In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer in connection with the Partnership's formation and the 2009 Acquisition, the Partnership incurred the following charges from Pioneer during 2010, 2009 and 2008 (the 2009 and 2008 charges exclude Partnership Predecessor activity):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Producing well overhead (COPAS) fees	$10,256	$8,926	$5,476
Payment of lease operating and supervision charges	8,099	7,004	3,715
Drilling and completion related charges	4,312	246	134
General and administrative expenses	4,198	1,933	1,567
Total	$26,865	$18,109	$10,892

As of December 31, 2010 and 2009, the Partnership's accounts payable-affiliate balances in the accompanying consolidated balance sheet are comprised of $1.2 million and $697 thousand, respectively, of general and administrative expenses.

The Partnership Predecessor did not incur any related party charges associated with its operations for the periods presented, since the Partnership Predecessor represents Pioneer's results of operations attributable to the Partnership's properties prior to their purchase by the Partnership.

NOTE F.  Incentive Plans

Retirement Plans

Deferred compensation retirement plan. Pioneer makes contributions to its deferred compensation retirement plan for the officers and key employees of Pioneer. Each officer and key employee of Pioneer is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. Pioneer provides a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. Pioneer's matching contribution vests immediately. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer's contributions to the plan totaled $30 thousand, $26 thousand and $32 thousand during 2010, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

401(k) plan.   Pioneer makes contributions to the Pioneer USA 401(k) Plan and Matching Plan (the "Plan"), which is a voluntary and contributory plan for eligible employees based on a percentage of employee contributions. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer's contributions to the Plan totaled $89 thousand, $108 thousand and $97 thousand during 2010, 2009 and 2008, respectively. The Plan is a self-directed plan that allows employees to invest their plan accounts in various fund alternatives, including a fund that invests in Pioneer common stock.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

The following table shows the number of awards available under the Partnership's LTIP at December 31, 2010:

Approved and authorized awards	3,000,000
Awards issued after May 6, 2008	(69,401)
Awards available for future grant	2,930,599

During 2010, 2009 and 2008, the General Partner awarded 8,744, 12,909 and 12,630, respectively, of restricted common units to directors of the General Partner under the LTIP.  The Partnership recognized $253 thousand, $217 thousand and $107 thousand of general and administrative expense during 2010, 2009 and 2008, respectively, associated with the director awards under the LTIP.  In addition, during 2010, the General Partner awarded 35,118 phantom units to certain employees of Pioneer, including certain executive officers of the General Partner, who were most responsible for the performance of the Partnership.  The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer and its affiliates.  Distributions on the phantom units will be paid when paid to holders of common units.  Associated therewith, the Partnership recognized general and administrative expense during 2010 of $222 thousand, of which $210 thousand was noncash.

As of December 31, 2010, there was approximately $675 thousand of unrecognized compensation expense related to unvested restricted unit and phantom unit awards.  Unrecognized compensation expense related to unvested restricted unit and phantom unit awards is being amortized on a straight-line basis over the remaining vesting periods of the awards, which is a remaining period of less than three years.

The following tables reflect the outstanding restricted unit and phantom unit awards as of December 31, 2010 and the activity related thereto for the year then ended:

	Restricted Unit Awards		Phantom Unit Awards
		Weighted		Weighted
	Number	Average	Number	Average
	Of Units	Price	Of Units	Price

Outstanding at beginning of year	17,121	$18.45	-	$-
Units granted	8,744	$22.87	35,118	$22.74
Lapse of restrictions	(13,653)	$18.24	-	$-
Outstanding at end of year	12,212	$21.84	35,118	$22.74

NOTE G.  Commitments and Contingencies

Volumetric Production Payments. The Partnership's title to a substantial portion of the Partnership's properties was burdened by a volumetric production payment ("VPP") commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 million barrels of oil equivalent ("MMBOE") of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of gas through December 2007 and required the delivery of specified quantities of oil through December 2010. Pioneer's VPP agreement represented limited-term overriding royalty interests in oil and gas reserves that: (i) entitled the purchaser to receive production volumes over a period of time from specific lease

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

interests; (ii) did not bear any future production costs and capital expenditures associated with reserves; (iii) were nonrecourse to Pioneer (i.e., the purchaser's only recourse was to the assets acquired); (iv) transferred title of the assets to the purchaser; and (v) allowed Pioneer or the Partnership, as the case may be, to retain the assets after the VPP's volumetric quantities had been delivered.

Pioneer agreed that production from its retained properties subject to the VPP would be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties subject to the VPP. If any production from the interests in the properties that the Partnership owns was required to meet the VPP obligation, Pioneer agreed that it would either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Pioneer's VPP obligation ended at December 31, 2010.  During 2010 and 2009, a minor portion of the Partnership's production was utilized by Pioneer to meet its VPP obligations, for which Pioneer delivered an equal amount of alternative volumes of oil to the Partnership.

Oil and gas production from Pioneer's retained interest in the properties subject to the VPP obligation during the years ended December 31, 2009 and 2008 was not adequate to meet the VPP obligation, and a portion of the Partnership Predecessor's production was utilized to fund the VPP obligation. Accordingly, the accompanying consolidated financial statements, for the years ended December 31, 2009 and 2008, do not include these oil and gas revenues or the related production volumes since they are related to the Partnership Predecessor.

NOTE H.   Derivative Financial Instruments

The Partnership utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions.  The Partnership does not enter into derivative financial instruments for speculative or trading purposes.  The Partnership's production may also be sold under physical delivery contracts that effectively provide commodity price hedges.  Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, physical delivery contracts are not recorded in the financial statements.

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

On May 6, 2008, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties, which transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership. As of May 6, 2008, the aggregate fair value of the derivative instruments novated to the Partnership represented a liability of $37.2 million. Changes in the fair values of the derivative instruments subsequent to May 6, 2008, to the extent that they were effective as hedges of the designated commodity price risk through January 31, 2009, were recorded in AOCI – Hedging and were recognized in the Partnership's earnings as oil and gas revenues in the same periods as the forecasted sales occurred.  During 2010, 2009 and 2008, the Partnership settled derivatives which represented liabilities of $10.2 million, $15.7 million and $11.3 million, respectively, on the date of novation.

Associated with the 2009 Acquisition, novation agreements were entered into among Pioneer, the Partnership and certain derivative instrument counterparties that transferred Pioneer's rights and responsibilities under certain derivative instruments to the Partnership on August 31, 2009.  The aggregate fair value of these derivative instruments represented a liability of $5.2 million.  These derivative instruments are being accounted for in accordance with the Partnership's mark-to-market accounting policy.  Consequently, the Partnership recognized $5.2 million of derivative losses attributable to the Partnership Predecessor during 2009 in the accompanying consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

All derivative contracts are recorded in the Partnership's consolidated balance sheets at estimated fair value.  Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing derivative instruments and since that date has accounted for derivative instruments under the mark-to-market accounting rules, which require that all changes in the fair values of the Partnership's derivative contracts be recognized as gains or losses in the earnings of the period in which they occur.

Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging, which has been or will continue to be transferred to oil and gas revenues when the forecasted hedged transactions are recognized in earnings. Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 were recorded as derivative gains or losses in the period of change. The ineffective portions were calculated as the difference between the change in fair value of the hedge derivative and the estimated change in cash flows of the item hedged.  Cash inflows and outflows attributable to the Partnership's commodity derivatives are included in net cash provided by operating activities in the Partnership's accompanying consolidated statements of cash flows for 2010, 2009 and 2008.

Cash flow hedges and derivative price risk management.

Oil prices. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices.  The following table sets forth the volumes in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of December 31, 2010:

	Year Ending December 31,
	2011	2012	2013
Oil Derivatives (a):
Swap contracts:
Volume (Bbls per day)	750	3,000	3,000
Price per Bbl	$77.25	$79.32	$81.02
Collar contracts:
Volume (Bbls per day)	2,000	-	-
Price per Bbl
Ceiling	$170.00	$-	$-
Floor	$115.00	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000
Price per Bbl
Ceiling	$99.60	$103.50	$111.50
Floor	$70.00	$80.00	$83.00
Short put	$55.00	$65.00	$68.00
______
(a)
Subsequent to December 31, 2010, the Partnership entered into additional collar contracts with short puts for 2,000 Bbls per day of the Partnership's 2014 production with a ceiling price of $133.00 per Bbl, a floor price of $90.00 per Bbl and a short put price of $75.00 per Bbl.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

The Partnership reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges.  The following table sets forth (i) the Partnership's oil prices, both reported (including hedge results) and realized (excluding hedge results), and (ii) the net effect of settlements of oil price hedges on oil revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Average price reported per Bbl	$103.60	$100.35	$107.79
Average price realized per Bbl	$77.56	$58.05	$99.71
Increase to oil revenue from	$37,100	$56,863	$11,654
hedging activity (in thousands) (a)
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  The increase to oil revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

NGL prices. All material physical sales contracts governing the Partnership's NGL production are tied directly or indirectly to Mont Belvieu-posted-prices.  The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu prices per Bbl for those contracts at December 31, 2010:

	Year Ending December 31,
	2011	2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750
Price per Bbl	$34.65	$35.03

The Partnership reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges.  The following table sets forth (i) the Partnership's NGL prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of NGL price hedges on NGL revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Average price reported per Bbl	$44.31	$41.61	$48.41
Average price realized per Bbl	$32.91	$25.56	$45.84
Increase to NGL revenue from	$6,688	$8,320	$1,220
hedging activity (in thousands) (a)
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  The increase to NGL revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Gas prices. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold.  The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility.  The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of December 31, 2010:

	Year Ending December 31,
	2011	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	5,000	2,500
Price per MMBtu	$6.65	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	-	2,500	2,500
Price differential ($/MMBtu)	$-	$(0.30)	$(0.31)

      The Partnership reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges.  The following table sets forth (i) the Partnership's gas prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of settlements of gas price hedges on gas revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Average price reported per Mcf	$4.66	$5.37	$7.06
Average price realized per Mcf	$3.33	$2.81	$6.24
Increase to gas revenue from	$2,892	$5,848	$1,767
hedging activity (in thousands) (a)
_______
(a)
The Partnership discontinued hedge accounting effective February 1, 2009.  The increase to gas revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.  See "AOCI – Hedging" below for additional information.

Tabular disclosures about derivative instruments.  The following tables provide tabular disclosures of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments
as of December 31, 2010

Asset Derivatives		Liability Derivatives
Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)

Derivatives - current	$18,753	Derivatives - current	$9,673
Derivatives - noncurrent	3,783	Derivatives - noncurrent	31,713
Total derivatives not designated as
hedging instruments	$22,536		$41,386

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Fair Value of Derivative Instruments
as of December 31, 2009
Asset Derivatives		Liability Derivatives

Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)

Derivatives - current	$16,042	Derivatives - current	$3,606
Derivatives - noncurrent	23,784	Derivatives - noncurrent	30,205
Total derivatives not designated as
hedging instruments	$39,826		$33,811

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	(Effective Portion)

Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships	2010	2009	2008
	(in thousands)

Commodity contracts	$-	$11,235	$157,606

	Amount of Gain (Loss) Reclassified from AOCI into Income
Location of Gain (Loss)	(Effective Portion)
Reclassified from Accumulated
OCI into Income	Year Ended December 31,
(Effective Portion)	2010	2009	2008
	(in thousands)

Oil and gas revenues	$46,681	$71,030	$14,641

		Amount of (Gain) Loss Recognized in Income on Derivatives
Derivatives Not	Location of Loss
Designated as Hedging	Recognized in Income on	Year Ended December 31,
Instruments	Derivatives	2010	2009	2008
		(in thousands)

Commodity contracts	Derivative loss, net	$5,431	$78,265	$-

AOCI - Hedging.   The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and has been and will continue to be transferred to oil and gas revenue when the forecasted hedged transaction are recognized in earnings.  As of December 31, 2010 and 2009, AOCI - Hedging

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

represented net deferred gains of $36.5 million and $83.2 million, respectively, and associated deferred tax provisions of $328 thousand and $731 thousand as of December 31, 2010 and 2009, respectively.

During the twelve month period ending December 31, 2011, the Partnership expects to reclassify $36.5 million of net deferred hedge gains and $328 thousand of deferred Texas Margin tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

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

The following purchasers individually accounted for ten percent or more of the consolidated oil, NGL and gas revenues in at least one of the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Plains Marketing L.P.	53%	56%	56%
Occidental Energy Marketing	17%	15%	16%
Enterprise Crude Oil LLC	10%	10%	9%

As of December 31, 2010, the Partnership's accounts receivable balance included receivables of $7.0 million, $2.9 million, and $1.3 million from Plains Marketing L.P., Occidental Energy Marketing and Enterprise Crude Oil LLC, respectively.

Derivative counterparties.  The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures.  The following table provides the Partnership's derivative assets and liabilities by counterparty as of December 31, 2010:

	Assets	Liabilities
	(in thousands)

JP Morgan Chase	$16,875	$-
Societe Generale	-	6,110
Citibank, N.A.	2,798	4,773
Toronto Dominion	2,863	856
Wells Fargo Bank, N.A.	-	29,647
Total	$22,536	$41,386

NOTE J.  Asset Retirement Obligations

The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations.  The Partnership has no assets that are legally restricted for purposes

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

of settling asset retirement obligations. The following table summarizes the Partnership's asset retirement obligation transactions during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Beginning asset retirement obligations	$7,105	$6,427	$1,957
New wells placed on production	184	35	-
Changes in estimates	5,621	962	4,499
Liabilities settled	(898)	(803)	(173)
Accretion of discount	546	484	144
Ending asset retirement obligation	$12,558	$7,105	$6,427

NOTE K.  Income Taxes

The following table summarizes the Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current provisions:
U.S. state	$493	$516	$1,048
Deferred provisions (benefit):
U.S. state	552	(470)	278
	$1,045	$46	$1,326

The Partnership's deferred tax attributes represented a $1.8 million and $2.0 million noncurrent asset and a $63 thousand and $127 thousand current liability as of December 31, 2010 and 2009, respectively.  In connection with the Offering, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses, and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return.   As of December 31, 2010 and 2009, the Partnership had $492 thousand and $460 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the Tax Sharing Agreement.  During 2010 and 2009, the Partnership paid $461 thousand and $499 thousand, respectively, to Pioneer under the terms of the Tax Sharing Agreement.

The Partnership applies the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2010, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

NOTE L.  Subsequent Events

The Partnership is not aware of any reportable subsequent events except as disclosed below.

      Distribution declaration.  In January 2011, the Partnership declared a cash distribution of $0.50 per common unit for the period from October 1, 2010 to December 31, 2010.  The distribution was paid on February 11, 2011 to unitholders of record at the close of business on February 3, 2011.  Associated therewith, the Partnership paid $16.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

Capitalized Costs

	December 31,
	2010	2009
	(in thousands)
Oil and gas properties:
Proved properties	$364,237	$311,730
Less accumulated depletion, depreciation and amortization	(125,963)	(113,386)
Net capitalized cost for oil and gas properties	$238,274	$198,344

Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Acquisition of carrying value (a)	$-	$60,041	$141,770
Development costs (b)	52,507	6,655	16,410
Total costs incurred	$52,507	$66,696	$158,180
______
(a)	See Notes A and B for information about the 2009 Acquisition and the 2008 IPO Acquisitions.
(b)
Includes increases to asset retirement obligations for 2010, 2009 and 2008 of $5.8 million, $1.0 million and $4.5 million, respectively.  Excludes $1.0 million of development costs incurred prior to the Offering in 2008 that are included in the acquisition of carrying value on May 6, 2008.

Reserve Quantity Information

The information included in this Report about the Partnership's proved reserves as of December 31, 2010 and 2009 represents evaluations by Pioneer's reservoir engineers.  The information included in this Report about the Partnership's proved reserves as of December 31, 2008 represents evaluations by Pioneer's reservoir engineers of the Partnership's and the Partnership Predecessor's proved reserves.  Netherland, Sewell & Associates, Inc. ("NSAI") audited the Partnership's proved reserves as of December 31, 2010 and 2009.  NSAI audited the Partnership's proved reserves as of December 31, 2008 before the 2009 Acquisition (the "Original Evaluations").  The proved reserves that NSAI audited in the Original Evaluations have been increased by 80 percent as of December 31, 2008 to recognize the proved reserves attributable to the 2009 Acquisition and the Over-allotment Acquisition and, together with the proved reserves included in the Original Evaluations, form the basis for the information included in this Report about the Partnership's proved reserves as of December 31, 2010, 2009 and 2008.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

•	Broadening the types of technology that a registrant may use to establish reserves estimates and categories; and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates as of December 31, 2010, 2009 and 2008 utilized respective oil prices of $78.44, 60.42 and $44.14 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $35.14, $26.12 and $17.91 per Bbl, and respective gas prices of $3.55, $2.84 and $4.41 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

The following table provides a rollforward of total proved reserves for the years ended December 31, 2010, 2009 and 2008, as well as proved developed reserves and proved undeveloped reserves in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in thousands of barrels ("MBbls"), gas volumes are expressed in millions of cubic feet ("MMcf") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

	Oil	NGL	Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBOE)

Total Proved Reserves:
Balance, December 31, 2007	34,059	12,664	53,212	55,591
Revisions of previous estimates	(7,359)	(2,993)	(12,970)	(12,514)
Production	(1,441)	(476)	(2,133)	(2,272)
Balance, December 31, 2008	25,259	9,195	38,109	40,805
Revisions of previous estimates	3,724	1,144	4,724	5,656
Extensions and discoveries	102	26	112	147
Production	(1,344)	(518)	(2,281)	(2,243)
Balance, December 31, 2009	27,741	9,847	40,664	44,365
Revisions of previous estimates	4,881	3,252	11,116	9,985
Production	(1,425)	(587)	(2,181)	(2,375)
Balance, December 31, 2010	31,197	12,512	49,599	51,975

Proved Developed Reserves:
December 31:
2007	26,736	10,382	43,414	44,354
2008	18,015	6,936	28,822	29,755
2009	19,726	7,396	30,548	32,213
2010	23,682	9,966	39,032	40,153

Proved Undeveloped Reserves (a):
December 31:
2007	7,323	2,282	9,798	11,237
2008	7,244	2,259	9,287	11,050
2009	8,015	2,451	10,116	12,152
2010	7,515	2,546	10,567	11,822
______
(a)
As of December 31, 2010, the Partnership had 127 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2015), representing a decrease of 43 proved undeveloped well locations (25 percent) since December 31, 2009.  The Partnership's proved undeveloped well locations as of December 31, 2010 include 48 proved undeveloped well locations that have remained undeveloped for five years or more.  Prior to the 2009 Acquisition, all of the Partnership's proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer's inventory of undeveloped well locations in the Spraberry field.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows ("Standardized Measure") is computed by applying commodity prices based on average prices for sales of oil, NGLs and gas on the first calendar day of the prior twelve-month period for 2010 and 2009 and year end prices for 2008 (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of ten percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Partnership's commodity derivative contracts. Utilizing the first-day-of-the-month commodity prices during the 12-month period ending on December 31, 2010, held constant over each derivative contract's term, the net present value of the Partnership's derivative assets, less associated estimated income taxes and discounted at ten percent, was an asset of $27.9 million at December 31, 2010.

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

The following tables provide the Standardized Measure as of December 31, 2010, 2009 and 2008, as well as a rollforward in total for each respective year:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Oil and gas producing activities:
Future cash inflows	$3,062,739	$2,048,674	$1,448,040
Future production costs	(1,431,805)	(1,223,278)	(807,178)
Future development costs (a)	(286,058)	(184,156)	(144,236)
Future income tax expense	(9,613)	(2,742)	(2,809)
	1,335,263	638,498	493,817
10% annual discount for estimated timing of cash flows	(771,497)	(376,202)	(306,598)
Standardized measure of discounted future net	$563,766	$262,296	$187,219
cash flows
______
(a)
Includes $72.8 million ($63.5 million net of salvage value), $29.3 million ($21.0 million net of salvage value) and $20.8 million ($10.3 million net of salvage value) of undiscounted future asset retirement expenditures estimated as of December 31, 2010, 2009 and 2008, respectively, using current estimates of future abandonment costs. See Note J for corresponding information regarding the Partnership's discounted asset retirement obligations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2010, 2009 and 2008

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Oil and gas sales, net of production costs	$(86,625)	$(53,391)	$(125,733)
Net changes in prices and production costs	236,859	47,526	(707,519)
Extensions and discoveries	-	530	-
Development costs incurred during the period	42,294	2,857	11,299
Revisions of estimated future development costs	(105,028)	(20,831)	(11,879)
Revisions of previous quantity estimates	128,710	39,663	(52,141)
Accretion of discount	26,341	18,800	99,684
Changes in production rates, timing and other	61,796	40,257	(22,557)
Change in present value of future net revenues	304,347	75,411	(808,846)
Net change in present value of future income taxes	(2,877)	(334)	8,716
	301,470	75,077	(800,130)
Balance, beginning of year	262,296	187,219	987,349
Balance, end of year	$563,766	$262,296	$187,219

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2010 and 2009:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2010:
Oil and gas revenues	$45,508	$44,319	$44,907	$49,024
Total revenues	$45,508	$44,319	$44,907	$49,024
Total costs and expenses	$5,676	$(11,461)	$38,332	$44,333
Net income	$39,446	$55,233	$6,515	$4,639
Basic and diluted net income per common unit	$1.19	$1.66	$0.20	$0.14

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2009:
Oil and gas revenues	$36,769	$39,834	$43,574	$48,540
Total revenues	$36,887	$39,890	$43,609	$48,541
Total costs and expenses	$23,831	$40,312	$18,562	$59,855
Net income (loss)	$12,961	$(445)	$24,936	$(11,131)
Basic and diluted net income (loss) per common unit	$0.40	$(0.06)	$0.96	$(0.35)

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Partnership's management, with the participation of the General Partner's principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Exchange Act, the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Partnership's management, including the principal executive officer and principal financial officer of the General Partner to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is a process designed by management, under the supervision of the General Partner's principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel of the General Partner, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership's financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2010, management, with the participation of the General Partner's principal executive officer and principal financial officer, assessed the effectiveness of the Partnership's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Partnership maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Report, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Pioneer Natural Resources GP LLC and the
Unitholders of Pioneer Southwest Energy Partners L.P.

We have audited Pioneer Southwest Energy Partners L.P.'s (the "Partnership") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pioneer Southwest Energy Partners L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Pioneer Southwest Energy Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Southwest Energy Partners L.P. as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2011

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

The following table sets forth certain information regarding the members of the Board of Directors and the executive officers of the General Partner.

Name	Age	Position

Phillip A. Gobe	58	Director
Alan L. Gosule	70	Director
Royce W. Mitchell	56	Director
Arthur L. Smith	58	Director
Scott D. Sheffield	58	Chairman of the Board of Directors and Chief Executive Officer
Richard P. Dealy	44	Executive Vice President, Chief Financial Officer, Treasurer and Director
Danny L. Kellum	56	Executive Vice President, Permian Operations and Director
Timothy L. Dove	54	President and Chief Operating Officer
Mark S. Berg	52	Executive Vice President, General Counsel
Chris J. Cheatwood	50	Executive Vice President, Geoscience
Frank W. Hall	60	Vice President and Chief Accounting Officer

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Phillip A. Gobe was elected as a director of the General Partner in June 2009. Mr. Gobe joined Energy Partners, Ltd. as chief operating officer in December 2004 and became president in May 2005, and served in those capacities until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008.  Prior to that, Mr. Gobe served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company and its subsidiaries. Subsequent to his retirement in September 2007, Energy Partners, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2009.  Energy Partners, Ltd. emerged from bankruptcy in September of that same year.  Mr. Gobe is a graduate of the University of Texas with a degree in history and earned his MBA at the University of Louisiana in Lafayette. Pioneer believes that Mr. Gobe is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive senior management experience in the oil and gas industry.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Arthur L. Smith was elected as a director of the General Partner in April 2008. Mr. Smith is President and Managing Member of Triple Double Advisors, LLC (an investment advisory firm focusing on the energy industry), a position he has held since August 2007. From 1984 to 2007, Mr. Smith was Chairman and CEO of John S. Herold, Inc. (a petroleum research and consulting firm). From 1976 to 1984, Mr. Smith was a securities analyst with Argus Research Corp., The First Boston Corporation and Oppenheimer & Co., Inc. Mr. Smith holds the CFA designation. Mr. Smith serves on the board of directors of PNGS GP LLC, the general partner of PAA Natural Gas Storage LP. He also serves on the board of non-profit Dress for Success Houston. Mr. Smith served on the board of directors of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P., from 1999 until 2010. Mr. Smith received a BA from Duke University and an MBA from NYU's Stern School of Business. Pioneer believes that Mr. Smith is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive experience of over 30 years in the fields of financial analysis and investment banking, and his experience in the oil and gas industry.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Meetings and Committees of Directors

The Board of Directors held eight meetings during 2010. During 2010, each of the directors attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which that director served.

The Board of Directors has two standing committees: the Audit Committee and the Conflicts Committee.

Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Partnership's internal controls, financial statements and the audit process. The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors, approve all auditing services and related fees and the terms thereof, and pre-approve any permitted non-audit services to be rendered by the Partnership's independent auditors. The Audit Committee also is responsible for confirming the independence and objectivity of the Partnership's independent auditors. The members of the Audit Committee are Messrs. Mitchell (Chairman), Gobe, Gosule and Smith.  The Board of Directors has determined that each member of the Audit Committee meets the independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Partnership and that the director not receive from the Partnership, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board of Directors also has determined that each of the Audit Committee members is financially literate and that Mr. Mitchell is an Audit Committee financial expert as defined by the SEC. The Audit Committee held eight meetings during 2010. Information regarding the functions performed by the Audit Committee and its membership also can be found in the Audit Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

            Conflicts Committee. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. At the request of the Board of Directors, the Conflicts Committee determines whether to approve the conflict of interest matter. The members of the Conflicts Committee must meet the independence and experience standards established by NYSE and SEC rules to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership's partners and not a breach by the General Partner of any duties it may owe to the Partnership. The members of the Conflicts Committee are Messrs. Smith (Chairman), Gobe, Gosule and Mitchell. The Conflicts Committee did not meet during 2010. Information regarding the functions performed by the Conflicts Committee and its membership also can be found in the Conflicts Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.

Executive Sessions of Non-Management Directors, Procedure for Directly Contacting the Board of Directors and Whistleblower Policy

The Board of Directors holds regular executive sessions in which the four independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent director must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the General Partner and persons who beneficially own more than ten percent of the Partnership's common units are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common units of the Partnership, as well as changes in that ownership. Based solely on its review of reports and written representations that the Partnership has received, the Partnership believes that all required reports were timely filed during 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

2010 DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid to the non-employee directors of the General Partner during 2010:

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2),(3) ($)	Total ($)
Phillip A. Gobe	$65,701	$49,994	$115,695
Alan L. Gosule	$58,756	$49,994	$108,750
Royce W. Mitchell	$66,256	$49,994	$116,250
Arthur L. Smith	$66,256	$49,994	$116,250
___________
(1)
Amounts represent fees earned or paid in cash for services as a director during 2010, including the cash portion of the annual base retainer fee and committee chairmanship or membership fees incurred in connection with service on the Board of Directors or any committee of the Board.

(2)
The amounts in this column represent the aggregate grant-date fair value of restricted unit awards made to the directors during 2010, calculated in accordance with Financial Accounting Standards Board of Accounting Standards Codification Topic 718 ("FASB ASC 718"). The grant-date fair value is based on the closing price of the Partnership's common units as of the most recent trading day prior to the date the grants are awarded.  The grant-date fair value of each unit award granted computed in accordance with ASC 718 was $22.87. Additional detail regarding the Partnership's unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

(3)	Aggregate director unit awards for which restrictions had not lapsed as of December 31, 2010, totaled 12,212 units.

The Board of Directors believes providing competitive compensation is necessary to attract and retain qualified independent directors. The Board of Directors believes that the compensation package should require a significant portion of the total compensation package to be equity-based to align the interests of the directors and the Partnership's unitholders.

The elements of compensation for the non-employee directors for the 2010-2011 director year, which runs from May 2010 to May 2011, were as follows:

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

             The vesting of ownership and the lapse of transfer restrictions on restricted units to non-employee directors is accelerated in the event of the death or disability of the director or a change in control of the Partnership.

Compensation of Executive Officers

Compensation Discussion and Analysis

The Partnership is a master limited partnership and does not directly employ any of the individuals responsible for managing or operating the Partnership's business. All of the executive officers of the General Partner are executive officers of Pioneer and devote their time as needed to conduct the Partnership's business and affairs. The compensation paid by Pioneer to the executive officers of the General Partner is included within the total general and administrative costs incurred by Pioneer, which are allocated to the Partnership pursuant to a formula under the Administrative Services Agreement. No amounts payable under the Administrative Services Agreement are specifically based on services provided by the executive officers of the General Partner to the Partnership; rather, the administrative fee generally covers services provided to the Partnership by Pioneer and there is no direct reimbursement by the Partnership for the cost of such services. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Administrative Services Agreement" for additional information about the allocation of expenses to the Partnership under the Administrative Services Agreement.

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

A full discussion of the compensation programs for Pioneer's executive officers and the policies and philosophy of the Compensation Committee of the Board of Directors of Pioneer will be set forth in the proxy statement for Pioneer's 2011 Annual Meeting of Stockholders under the heading "Compensation of Executive Officers," and the Partnership incorporates by reference that section of Pioneer's proxy statement into this Item 11. Pioneer's proxy statement will be available upon its filing on the SEC's website at www.sec.gov and on Pioneer's website at www.pxd.com under the heading "Investors — SEC Filings."

During 2010, for the first time, the Board of Directors of the General Partner approved grants of equity awards to certain officers of the General Partner under the Partnership's 2008 Long-Term Incentive Plan, based on the recommendation of the Compensation Committee of the Board of Directors of Pioneer. Included among the officers receiving awards were Messrs. Sheffield, Dealy and Kellum, who are among the "Named Executive Officers," or "NEOs," of Pioneer whose compensation will be disclosed by Pioneer in its 2011 Annual Meeting proxy statement. None of the cash compensation paid to or other benefits made available to the NEOs by Pioneer was allocated to the services they provide to the General Partner and, therefore, only the equity awards granted to them under the Partnership's 2008 Long-Term Incentive Plan are disclosed in the Compensation Disclosure and Analysis section of this Report.

Pioneer Compensation Committee Actions in 2010

Philosophy

Pioneer's executive compensation program is designed to provide Pioneer's executive officers a performance-driven compensation package that allows Pioneer to attract, retain and motivate its executives to achieve optimal results for Pioneer and its stockholders.  The Pioneer Compensation Committee strives to create the proper allocation among long-term and short-term goals while ensuring a proper balance of risks in achieving goals. There are three main components of this compensation program:

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•	Base salary, which is a stable and fixed amount near the median level as compared to Pioneer's peers;
•
Annual cash bonus incentive target levels, which generally are targeted to be near the median level as compared to Pioneer's peers, with payouts determined based on Pioneer and individual performance during the year; and

•
Long-term incentive awards, which generally are targeted to be valued at or near the median level as compared to Pioneer's peers, with payout determined by the performance of Pioneer's stock over a three-year period.

Long-Term Equity Incentives

To determine the total dollar amount of the 2010 long-term incentive awards to be granted to each executive officer of Pioneer, the Pioneer Compensation Committee began the process by meeting with its independent compensation consultant, Meridian Compensation Partners, LLC ("Meridian"), at the end of 2009 to determine the appropriate median long-term award level in accordance with Pioneer's compensation philosophy. The Committee did not consider the size or current value of prior long-term incentive awards in determining the 2010 long-term incentive award for the executive officers. The Committee believes that prior years' awards were a component of those specific years' total compensation and were not excessive, and future awards should be competitive with the executive officer's current peer group positions in order to retain and motivate the officer.

Regarding Mr. Sheffield's 2010 long-term incentive award, the Pioneer Compensation Committee noted that in 2009, the Compensation Committee recognized Mr. Sheffield was significantly below median for long-term incentive award value, but because of economic uncertainties and the plunge in commodity prices, the Compensation Committee and Mr. Sheffield agreed that the value of his 2009 long-term incentive award should not be increased at that time. With the economic recovery and improvement in commodity prices, the Committee increased Mr. Sheffield's long-term incentive award grants for 2010 to a value slightly below the median level of the peer companies.

The Pioneer Compensation Committee next reviewed Pioneer's approach for delivering long-term incentives to its executive officers.  As a part of its review, the Committee considered the balance of risk in the long-term incentive program, peer company practices, and input from senior management and Meridian.  The Committee approved retaining a mix of long-term incentives for Pioneer's executive officers for 2010 at 25 percent performance units, 25 percent stock options, and 50 percent restricted shares.  The Committee believes this mix of long-term incentive awards provides a good balance of risk, where restricted stock awards are time-based, full value awards, which avoid an "all or nothing" mentality; stock options provide benefits based on the appreciation of Pioneer's stock price on an absolute basis; and performance units provide benefits based on the performance of Pioneer's stock price in relation to Pioneer's peer group stock price.  Also, this mix effectively aligns the officers' interests with Pioneer's stockholders and is consistent with Pioneer's compensation philosophy of focusing on stockholder value creation.

For 2010, the dollar amounts of the long-term incentive awards granted to each NEO, and the allocation among the different types of awards, were as follows:

		Allocation Among Awards
NEO	Total Value	Restricted Stock Awards	Performance Units	Stock Options
Scott D. Sheffield	$ 5,500,000	$ 2,750,000	$ 1,375,000	$ 1,375,000
Richard P. Dealy	1,500,000	750,000	375,000	375,000
Danny L. Kellum	900,000	450,000	225,000	225,000

To arrive at the resulting number of restricted stock shares and target performance units awarded, the dollar value of the award was divided by the 30 trading day average closing price of Pioneer's common stock prior to February 1, 2010. To arrive at the number of stock options awarded, the dollar value of the award was divided by a Black Scholes value of Pioneer's, which was provided by Meridian.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

            With regard to the awards to Messrs. Sheffield, Dealy and Kellum and in recognition of their substantial involvement in the management of the Partnership's business, the Pioneer Compensation Committee desired that, of the 50 percent allocated to restricted equity awards, 40 percent be allocated to restricted stock of Pioneer and 10 percent be allocated to restricted phantom units payable in common units of the Partnership. The Committee based the 10 percent allocation of the restricted equity awards to Partnership common units on the relative market capitalizations of the two entities and believed that the allocation represented a reasonable allocation based on the relative amounts of time the NEOs spent on the Partnership's business. Accordingly, the Committee recommended to the Board of Directors of the General Partner that it consider the grant to those executives, who  are also executive officers of the General Partner, of phantom awards payable in common units of the Partnership, having substantially similar terms to Pioneer's restricted stock awards. Pioneer also agreed that the cost of the phantom unit awards would be included within the total general and administrative costs allocated to the Partnership under the Administrative Services Agreement and not treated as a direct cost of the Partnership.

After considering the recommendation of the Pioneer Compensation Committee, the Board of Directors of the General Partner approved the grant of phantom units to the NEOs in March 2010 in the following amounts, in accordance with that recommendation:

NEO	Number of Phantom Units
Scott D. Sheffield	24,144
Richard P. Dealy	6,585
Danny L. Kellum	3,950

To arrive at the resulting number of Partnership common units awarded, the dollar value of the award was divided by the average closing price of the Partnership's common units over the same period the Pioneer Compensation Committee used in connection with making restricted stock awards to Pioneer's named executive officers. The terms of the phantom units are described below in "Narrative Disclosure for the 2010 Grants of Plan-Based Awards Table" following the 2010 Grants of Plan-Based Awards Table.

In approving the grants, the Board of Directors of the General Partner took into consideration (1) the desire to incentivize the NEOs to pursue the long-term success of the business of the Partnership, (2) the process followed by Pioneer's Compensation Committee and its recommendation, as described above, (3) the amount of time each NEO spends on the Partnership's business and the relative allocation of the value of the awards as between Pioneer's common stock and the Partnership's common units, (4) the accomplishments of management of the General Partner on behalf of the Partnership, including the success of the Partnership's two-rig drilling program, and (5) the fact that the cost of the phantom unit awards would be included within the total general and administrative costs allocated to the Partnership under the Administrative Services Agreement and not treated as a direct cost of the Partnership.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

The Board of Directors of Pioneer Natural Resources GP LLC:

Richard P. Dealy
Phillip A. Gobe
Alan L. Gosule
Danny L. Kellum
Royce W. Mitchell
Scott D. Sheffield
Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SUMMARY COMPENSATION TABLE

As previously noted, the cash compensation and benefits for the NEOs are included within the total general and administrative costs allocated to the Partnership pursuant to the Administrative Services Agreement, and thus were not specifically allocated to the services the NEOs performed for the Partnership in 2010. Information regarding the compensation paid to the NEOs as consideration for the services they perform for Pioneer will be reported in Pioneer's annual proxy statement. The information in the tables and discussion below relate solely to the equity awards granted in 2010 to the NEOs under the Partnership's 2008 Long-Term Incentive Plan. No compensation was paid to the NEOs by the Partnership in any prior year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Change in Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)	(j)
Scott D. Sheffield	2010	N/A	N/A	$549,035	N/A	N/A	N/A	$549,035
Chairman of the Board Directors and Chief Executive Officer

Richard P. Dealy	2010	N/A	N/A	$149,743	N/A	N/A	N/A	$149,743
Executive Vice President and Chief Financial Officer

Danny L. Kellum	2010	N/A	N/A	$89,823	N/A	N/A	N/A	$89,823
Executive Vice President, Permian Operations

______________
(1)
Amounts reported for stock awards represent the grant date fair value of phantom unit awards in accordance with FASB ASC 718.  Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The Partnership valued its phantom unit awards based on the market-quoted closing price of the Partnership's common units on the last business day prior to the grant date of the awards. Additional detail regarding the Partnership's unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and under the 2010 Grants of Plan-Based Awards table below. For additional information regarding phantom units owned by the NEOs as of December 31, 2010, see below under "2010 Outstanding Equity Awards at Fiscal Year End."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2010 GRANTS OF PLAN BASED AWARDS

The following table sets forth, for each NEO, information about grants of plan based awards during 2010.

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (1) (#) (i)	Grant Date Fair Value of Stock and Option Awards (2) ($) (l)

Scott D. Sheffield	03/4/2010	24,144	$549,035
Richard P. Dealy	03/4/2010	6,585	$149,743
Danny L. Kellum	03/4/2010	3,950	$89,823
______________
(1)	The amounts reported in this column are the number of phantom units granted to each NEO in 2010.
(2)	Amounts for phantom unit awards represent their grant date fair value in accordance with FASB ASC 718.

Narrative Disclosure for the 2010 Grants of Plan-Based Awards Table

The 2010 awards of phantom units were issued under the Partnership's 2008 Long-Term Incentive Plan.  The material terms of these awards are described below.

In general, the phantom unit awards vest on the third anniversary of the date of grant, subject to the NEO remaining employed continuously through the vesting date.  Upon vesting, the phantom units entitle the holder to receive a number of common units equal to the number of phantom units. The phantom units were granted with DERs, which means that, while an NEO holds phantom units, he is entitled to receive distributions on the common units underlying the phantom units at the same rate and time as limited partners of the Partnership.  Any distributions received by the NEOs are vested upon receipt and are not subject to forfeiture. The vesting of the phantom units will accelerate in full upon a change in control of the Partnership or Pioneer.  In addition, if an NEO terminates employment with Pioneer prior to the vesting date, the following rules will apply: (1) if an NEO is terminated by Pioneer for cause or by the NEO without good reason, all of the common units subject to the award will be forfeited to the Partnership, (2) if an NEO is terminated due to death, disability, normal retirement (on or after attainment of age 60), by Pioneer without cause or by the NEO for good reason, a number of common units will vest equal to the total number of common units subject to the award multiplied by a fraction, the numerator of which is the number of months following the date of grant during which the NEO was employed by Pioneer and the denominator of which is 36, and (3) notwithstanding clause (2) of this paragraph, if Mr. Sheffield is terminated by Pioneer without cause or he terminates his employment for good reason, all of the common units subject to his awards will vest in full.

Definitions. For purposes of the phantom unit awards, the terms set forth below generally have the meanings described below:

A "change in control" of the Partnership generally includes the occurrence of any of the following events or circumstances: (1) any transaction resulting in the Partnership ceasing to be controlled by Pioneer; (2) the limited partners of the Partnership approve a plan of complete liquidation of the Partnership; (3) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets to an entity other than the General Partner or an affiliate of the General Partner; or (4) a transaction resulting in an entity other than Pioneer or one of its affiliates being the general partner of the Partnership.

A "change in control" of Pioneer generally includes the occurrence of any of the following events or circumstances: (1) a person or group acquires securities of Pioneer that, together with any other securities held by

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

such person, constitutes 40 percent or more of either (x) the then outstanding shares of Pioneer's common stock or (y) the combined voting power of the then outstanding voting securities of Pioneer, except for acquisitions directly from Pioneer and acquisitions by an employee benefit plan sponsored or maintained by Pioneer; (2) a majority of the members of Pioneer's Board of Directors changes, other than new members elected or nominated by at least a majority of the then-current board, absent an election contest or similar proxy dispute; (3) Pioneer merges or engages in a similar transaction, or sells all or substantially all of its assets, unless Pioneer's stockholders prior to the transaction own more than half of the voting interest of Pioneer or the resulting entity (in substantially the same ratios) after the transaction, and neither of the events in items (1) and (2) above has occurred for Pioneer or the resulting entity; or (4) Pioneer's stockholders approve a complete liquidation or dissolution of Pioneer.

"Cause" generally means any of the following circumstances: (1) the NEO's failure to substantially perform his or her duties, unless the failure is due to physical or mental incapacity, or to comply with a material written policy of Pioneer; (2) the NEO's engaging in an act of fraud or other misconduct that is injurious to Pioneer, monetarily or otherwise; (3) the NEO's failure to cooperate in connection with an investigation or proceeding into the business practices or operations of Pioneer; (4) the NEO's conviction of a felony or a crime or misdemeanor involving moral turpitude or financial misconduct; or (5) a material violation by the NEO of the provisions of the confidentiality and non-solicitation restrictions in the agreement.

"Good reason" for purposes of Mr. Sheffield's award generally means (1) the assignment to the him of duties materially inconsistent with his then current position or any other material adverse change in his position with Pioneer; (2) the failure of Pioneer to nominate him for re-election to Pioneer's Board of Directors, or any failure of Pioneer's stockholders to re-elect him to Pioneer's Board, unless due to his death, disability, termination for cause or voluntary resignation; or (3) a reduction in his base salary. For NEOs other than Mr. Sheffield, "good reason" generally means a demotion to an officer position at Pioneer junior to his then existing position, or to a non-officer position, or a reduction in base salary that is not a company-wide reduction and that is greater than 80 percent, or any reduction in base salary that is greater than 65 percent.

A "disability" means the NEO's physical or mental impairment or incapacity of such severity that, in the opinion of Pioneer's chosen physician, he or she is unable to continue to perform his or her duties.  A "disability" will also be deemed to have occurred if the NEO becomes entitled to long-term disability benefits under any of Pioneer's employee benefit plans.

An NEO will be considered eligible for "normal retirement" upon reaching the age of 60 years.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth, for each NEO, information regarding phantom units that were held as of December 31, 2010. No options or other forms of equity awards were granted to executive officers of the General Partner prior to December 31, 2010, other than the phantom units granted in March 2010, and no equity awards have vested or been exercised.

	Equity Awards
Name	Number of Units that have not Vested (#)	Market Value of Units that have not Vested (1) ($)
(a)	(g)	(h)
Scott D. Sheffield	24,144 (2)	$725,044

Richard P. Dealy	6,585 (2)	$197,748

Danny L. Kellum	3,950 (2)	$118,619

______________
(1)	Based on the closing price of $30.03 of the Partnership's common units on December 31, 2010.
(2)
This award of phantom units vests in full on March 3, 2013, which is the third anniversary of the grant date.  The vesting of this award will accelerate in full upon a change in control.  In addition, the termination of the NEO's employment prior to the vesting date will affect the vesting of the award as described above in the section entitled "–  Narrative Disclosure for the 2010 Grants of Plan Based Awards Table."

Pension Benefits; Nonqualified Deferred Compensation

The Partnership does not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for its NEOs.  The NEOs participate in a defined contribution 401(k) retirement plan and a non-qualified deferred compensation plan sponsored by Pioneer.  Disclosure regarding the NEOs' benefits under the 401(k) plan and the non-qualified deferred compensation is not provided in this Report, but will be provided in Pioneer's 2011 Annual Meeting proxy statement.

Potential Payments Upon Termination or Change in Control

There are no employment agreements currently in effect between the Partnership and any NEO. Pioneer has entered into Severance Agreements and Change in Control Agreements with the NEOs, and the expenses associated with those agreements are borne by Pioneer and are not reimbursable by the Partnership except to the extent includable within Pioneer's total general and administrative costs allocable to the Partnership pursuant to the Administrative Services Agreement. Because the NEOs do not perform services solely on behalf of the Partnership, a quantification of their potential benefits under the Severance Agreements and Change in Control Agreements is not provided but will be disclosed in Pioneer's 2011 Annual Meeting proxy statement.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board of Directors is not required to maintain, and does not maintain, a compensation committee. Scott D. Sheffield, the General Partner's Chairman of the Board and Chief Executive Officer, serves as the Chairman of the Board and Chief Executive Officer of Pioneer, and Richard P. Dealy, a director of the General Partner and the General Partner's Executive Vice President and Chief Financial Officer, and Danny L. Kellum, a director of the General Partner and the General Partner's Executive Vice President, Permian Operations, serve as executive officers of Pioneer. All compensation decisions with respect to each of these persons are made by the Compensation Committee of the Board of Directors of Pioneer (except with respect to awards under the Partnership's 2008 Long-Term Incentive Plan, which are granted by the Board of Directors, if any are granted).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

The following table sets forth the beneficial ownership of the Partnership's common units as of February 23, 2011 by (i) each person known by the Partnership to beneficially own five percent or more of the outstanding units; (ii) each member of the Board of Directors; (iii) each NEO; and (iv) all directors and executive officers of the General Partner as a group.

Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

Name of Person or Identity of Group	Number of Units	Percentage of Class (a)

Pioneer Natural Resources USA, Inc. (b)	20,521,200	62.0
5205 N. O'Connor Blvd.
Suite 200
Irving, Texas 75039

Scott D. Sheffield	12,000	(c)

Richard P. Dealy	20,000	(c)

Danny L. Kellum	-	(c)

Phillip A. Gobe (d)	16,560	(c)

Alan L. Gosule (d)	10,741	(c)

Royce W. Mitchell (d)	9,241	(c)

Arthur L. Smith (d)	9,241	(c)

All directors and officers as a group (11 persons)	107,777	(c)

___________
(a)	Based on 33,113,700 common units outstanding.
(b)	Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer, and therefore Pioneer also beneficially owns these common units.
(c)	Does not exceed one percent of class.
(d)	Includes restricted units awarded to the General Partner's independent directors under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table sets forth, as of  February 23, 2011, the number of shares of common stock of Pioneer owned by (i) each member of the Board of Directors; (ii) each NEO; and (iii) all directors and executive officers of the General Partner as a group:

Name of Person or Identity of Group	Number of Shares	Percentage of Class (a)

Scott D. Sheffield (c) (e) (f) (g)	711,878	(b)

Richard P. Dealy (c) (d) (e) (g)	138,904	(b)

Danny L. Kellum (e) (g)	105,647	(b)

Phillip A. Gobe	-	-

Alan L. Gosule	-	-

Royce W. Mitchell	-	-

Arthur L. Smith	-	-

All directors and executive officers as a group (11 persons) (c) (d) (e) (f) (g)	1,378,117	1.2

___________
(a)	Based on 116,452,149 shares of common stock outstanding.
(b)	Does not exceed one percent of class.
(c)	Includes the following number of unvested restricted shares: Mr. Sheffield, 166,075; Mr. Dealy, 63,617; Mr. Kellum, 36,819; and all directors and executive officers as a group, 465,266.
(d)	Mr. Dealy's beneficial ownership includes 1,750 shares subject to exercisable stock options.
(e)
Includes the following number of shares held in each respective officer's 401(k) account:  Mr. Sheffield, 22,086; Mr. Dealy, 311; Mr. Kellum, 531; and all directors and executive officers as a group, 34,522.

(f)	Mr. Sheffield's beneficial ownership includes 37,827 shares held in his investment retirement account, but excludes 25,704 shares underlying unvested restricted stock units.
(g)	Excludes the performance units that will vest if and to the extent predetermined performance targets are achieved.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the Partnership's equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (b)

Pioneer Southwest Energy Partners L.P.:
2008 Long-Term Incentive Plan	—	$—	2,930,599

__________

(a)
There were no outstanding options, warrants or equity rights awarded under the Partnership's equity compensation plans as of December 31, 2010. The securities do not include restricted units awarded under the 2008 Long-Term Incentive Plan.

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

As of February 23, 2011, affiliates of the General Partner, including its directors and executive officers, owned 20,628,977 common units representing approximately 62 percent of the common units outstanding. In addition, the General Partner owned a 0.1 percent general partner interest in the Partnership.

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

Ongoing Operations
Distributions of available cash to the General Partner and its affiliates
The Partnership makes cash distributions to its partners, including the General Partner and its affiliates, as the holders of common units and general partner units. During 2010, Pioneer received a total of $41.1 million in distributions from the Partnership in respect of its common units and general partner units.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Administrative Services Agreement

Pursuant to the Administrative Services Agreement, Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Currently, expenses are reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. Under this initial methodology, the per BOE cost for services during any period is determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all VPP obligations during such period. The costs of all awards to the Partnership's independent directors under the Partnership's long-term incentive plan are borne by the Partnership, and are not included in the foregoing formula. The administrative fee is determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under VPP obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer is reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer at any time upon 90 days notice. The Partnership paid a total of $4.2 million to Pioneer under this agreement during 2010.

Omnibus Agreement, Omnibus Operating Agreements and Operating Agreements

Pioneer is the operator of all of the Partnership's properties. Upon the closing of the Partnership's initial public offering in May 2008, the Partnership and Pioneer  entered into an Omnibus Agreement (the "IPO Omnibus Agreement") and an Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with the initial public offering. In addition, in connection with the acquisition of properties by the Partnership from Pioneer of properties in August 2009 (the "2009 Acquisition"), the Partnership and Pioneer entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with that acquisition, and amended IPO Omnibus Operating Agreement with respect to certain matters.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

   In addition, Pioneer and the Partnership have entered into operating agreements with respect to the Partnership's properties. Pursuant these agreements, the Partnership pays Pioneer overhead charges associated with operating the Partnership's oil and gas properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership also pays Pioneer for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.

Indemnities Relating to the IPO Properties. Pursuant to the IPO Omnibus Agreement, Pioneer will indemnify the Partnership until May 6, 2011 against liabilities with respect to claims associated with the use, ownership and operation of the IPO Properties prior to May 6, 2008, the closing date of the initial public offering, up to an amount not to exceed $10.0 million in the aggregate. In addition, Pioneer will not have any indemnification obligation until the Partnership's losses exceed $500 thousand in the aggregate, and then only to the extent such aggregate losses exceed $500 thousand.  With respect to title to the wellbore interests conveyed to the Partnership as part of the IPO Properties, Pioneer will indemnify the Partnership until May 6, 2011 for losses attributable to defects in title to the Partnership's interest in the presently producing intervals in the wellbores, other than certain permitted encumbrances that the Partnership has agreed do not constitute title defects. Examples of such permitted encumbrances include regulatory and existing contractual obligations, certain restrictions on assignment that have been waived either in writing or by the passage of time, certain liens that do not materially interfere with the use of the Partnership's properties as they have been used in the past or are proposed to be used in the future, and the VPP obligation. Pioneer will also indemnify the Partnership until the expiration of the applicable statutes of limitations for taxes attributable to the operations of the IPO Properties prior to May 6, 2008.

VPP.  Until December 31, 2010, a substantial portion of the properties that the Partnership owns was subject to Pioneer's VPP. Pursuant to the IPO Omnibus Agreement and the Purchase and Sale Agreement relating to the 2009 Acquisition, Pioneer had agreed that production from its retained properties subject to the VPP would be utilized to meet the VPP obligation prior to utilization of production from the Partnership's properties. If any production from the Partnership's interests in its properties was required to meet the VPP obligation, Pioneer agreed that it would either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation.  Pioneer's VPP obligation ended on December 31, 2010.

Gas Processing Arrangements

Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant and an approximate 30 percent interest in the Sale Ranch gas processing plant. These plants process wet gas from producing wells, and retain as compensation approximately 18 percent and 20 percent, respectively, of the dry gas

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

residue and NGL value. Substantially all of the Partnership's total NGL and gas sales revenues in 2010 were from the sale of NGL and gas processed through the Midkiff/Benedum and Sale Ranch gas processing plants.

Tax Sharing Agreement

The Partnership and Pioneer have entered into a Tax Sharing Agreement, pursuant to which the Partnership agreed to pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. During 2010 and 2009, the Partnership recorded a payable to Pioneer of $492 thousand and $460 thousand, respectively, under this agreement.

Policies and Procedures for Review, Approval and Ratification of Related Person Transactions

The Partnership's Governance Guidelines provide that independent directors are to periodically review all transactions that would require disclosure under Item 404(a) of SEC Regulation S-K, and make a recommendation to the Board of Directors regarding the initial authorization or ratification of any such transaction. All of the transactions disclosed in this Item 13 entered into since January 1, 2010, were either pursuant to agreements in place at the time of the Offering and accordingly were not required to be reviewed, ratified or approved pursuant to the Governance Guidelines, or were so reviewed, ratified or approved.

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

The Audit Committee of the Board of Directors of the General Partner selected Ernst & Young LLP as the independent registered public accounting firm to audit the Partnership's consolidated financial statements for the year ended December 31, 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by the Partnership for audit services provided by Ernst & Young LLP for the years ended December 31, 2010 and 2009:

	2010	2009

Audit fees (a)	$341,234	$959,142
Audit-related fees (b)	-	-
Tax fees (b)	-	-
All other fees (b)	-	-
	$341,234	$959,142
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

(b)	There were no audit-related fees, tax fees or other fees paid to Ernst & Young LLP for services in 2010 or 2009.

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

All 2010 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Listing of Financial Statements

Financial Statements

The following consolidated financial statements of the Partnership are included in "Item 8. Financial Statements and Supplementary Data":

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Partners' Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.19		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.19 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.20		—
Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.20 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.21		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership's Registration Statement on Form S-1(incorporated by reference to Exhibit 10.21 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.22		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.23		—
Crude Oil Contracts with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.23 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032)

10.24	(a)	—	Amendment to Crude Oil Purchase Contract with Occidental Energy Marketing, Inc.
10.25	H	—
Form of Phantom Unit Award Agreement between the General Partner and Scott D. Sheffield, with respect to awards of phantom units made under the 2008 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the General Partner and each of its other recipients of phantom unit awards and identifying the material differences between those agreements and the filed Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 9, 2010).

21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc.

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
February 25, 2011

	By:	/s/ Scott D. Sheffield
Scott D. Sheffield,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Sheffield	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 25, 2011
Scott D. Sheffield
/s/ Richard P. Dealy	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer)	February 25, 2011
Richard P. Dealy
/s/ Frank W. Hall	Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2011
Frank W. Hall
/s/ Phillip A. Gobe	Director	February 25, 2011
Phillip A. Gobe
/s/ Alan L. Gosule	Director	February 25, 2011
Alan L. Gosule
/s/ Danny L. Kellum	Director	February 25, 2011
Danny L. Kellum
/s/ Royce W. Mitchell	Director	February 25, 2011
Royce W. Mitchell
/s/ Arthur L. Smith	Director	February 25, 2011
Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibits

Exhibit Number				Description

2.1			—
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.19		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.19 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.20		—
Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.20 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.21		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership's Registration Statement on Form S-1(incorporated by reference to Exhibit 10.21 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.22		—
Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership's Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.23		—
Crude Oil Contracts with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.23 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032)

10.24	(a)	—	Amendment to Crude Oil Purchase Contract with Occidental Energy Marketing, Inc.
10.25	H	—
Form of Phantom Unit Award Agreement between the General Partner and Scott D. Sheffield, with respect to awards of phantom units made under the 2008 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the General Partner and each of its other recipients of phantom unit awards and identifying the material differences between those agreements and the filed Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 9, 2010).

21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc.

_____________
(a) Filed herewith.
(b) Furnished herewith.
H           Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).

*Pursuant to the rules of the Commission, the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.