Form 10-Q
period 2011-05-06
Pioneer Southwest Energy Partners L.P.
filed 2011-05-06
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐         No   ☒

Number of common units outstanding as of May 5, 2011 ........................................................................................................................      33,113,700

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

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.
•
"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6,000 cubic feet of gas to 1.0 Bbl of oil or natural gas liquid.

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

(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

PART I. FINANCIAL INFORMATION
Item1.              Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
	ASSETS
Current assets:
Cash and cash equivalents	$282	$107
Accounts receivable	17,461	15,824
Inventories	1,033	883
Prepaid expenses	175	260
Deferred income taxes	159	-
Derivatives	8,759	18,753
Total current assets	27,869	35,827

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	380,833	364,237
Accumulated depletion, depreciation and amortization	(129,291)	(125,963)
Total property, plant and equipment	251,542	238,274

Deferred income taxes	1,957	1,751
Derivatives	3,041	3,783
Other, net	379	425
	$284,788	$280,060

	LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$11,697	$8,422
Due to affiliates	1,030	1,164
Interest payable	133	30
Income taxes payable to affiliate	637	492
Deferred income taxes	-	63
Derivatives	23,459	9,673
Asset retirement obligations	500	1,000
Total current liabilities	37,456	20,844

Long-term debt	85,000	81,200
Derivatives	53,571	31,713
Asset retirement obligations	12,140	11,558
Partners' equity:
General partner's interest - 33,147 general partner units issued and outstanding	222	251
Limited partners' interest - 33,113,700 common units issued and outstanding	69,151	98,333
Accumulated other comprehensive income - deferred hedge gains, net of tax	27,248	36,161
Total partners' equity	96,621	134,745
Commitments and contingencies	-	-
	$284,788	$280,060

The financial information included as of March 31, 2011 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Oil and gas	$49,782	$45,508
Interest and other	2	-
	49,784	45,508

Costs and expenses:
Oil and gas production	9,249	9,127
Production and ad valorem taxes	3,323	3,082
Depletion, depreciation and amortization	3,328	2,968
General and administrative	1,580	1,524
Accretion of discount on asset retirement obligations	227	136
Interest	395	363
Derivative (gain) loss, net	44,609	(11,524)
	62,711	5,676

Income (loss) before taxes	(12,927)	39,832
Income tax benefit (provision)	200	(386)
Net income (loss)	$(12,727)	$39,446

Allocation of net income (loss) applicable to the Partnership:
General partner's interest	$(13)	$39
Limited partners' interest	(12,739)	39,407
Unvested participating securities' interest	25	-
Net income (loss) applicable to the Partnership	$(12,727)	$39,446

Net income (loss) per common unit - basic and diluted	$(0.38)	$1.19

Weighted average common units outstanding - basic and diluted	33,114	33,114

Distributions declared per common unit	$0.50	$0.50

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

					Accumulated
	General	Limited	General	Limited	Other	Total
	Partner Units	Partner Units	Partner's	Partners'	Comprehensive	Partners'
	Outstanding	Outstanding	Equity	Equity	Income	Equity

Balance as of December 31, 2010	33	33,114	$251	$98,333	$36,161	$134,745

Cash distributions to partners	-	-	(16)	(16,558)	-	(16,574)
Net loss	-	-	(13)	(12,714)	-	(12,727)
Contributions of unit-based services	-	-	-	90	-	90
Other comprehensive income, net of tax:
Hedge gains included in net loss	-	-	-	-	(8,913)	(8,913)

Balance as of March 31, 2011	33	33,114	$222	$69,151	$27,248	$96,621

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(12,727)	$39,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	3,328	2,968
Deferred income taxes	(344)	217
Accretion of discount on asset retirement obligations	227	136
Amortization of debt related costs	45	58
Amortization of unit-based compensation	90	19
Commodity derivative related activity	37,383	(18,736)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,637)	(955)
Inventories	(150)	(21)
Prepaid expenses	85	60
Accounts payable	1,025	489
Interest payable	103	3
Income taxes payable to affiliate	145	169
Asset retirement obligations	(183)	(47)
Net cash provided by operating activities	27,390	23,806
Cash flows from investing activities:
Additions to oil and gas properties	(14,441)	(9,715)
Net cash used in investing activities	(14,441)	(9,715)
Cash flows from financing activities:
Borrowings under credit facility	16,000	17,000
Principal payments on credit facility	(12,200)	(15,000)
Distributions to unitholders	(16,574)	(16,574)
Net cash used in financing activities	(12,774)	(14,574)
Net increase (decrease) in cash and cash equivalents	175	(483)
Cash and cash equivalents, beginning of period	107	625
Cash and cash equivalents, end of period	$282	$142

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(12,727)	$39,446
Other comprehensive loss:
Hedge activity, net of tax:
Hedge gains included in net income (loss)	(8,913)	(11,402)
Comprehensive income (loss)	$(21,640)	$28,044

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE A.                  Partnership and Nature of Operations

Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own and acquire oil and gas assets in the Partnership’s area of operations.  The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.

NOTE B.                 Summary of Significant Accounting Policies

Presentation.  In the opinion of management, the consolidated financial statements of the Partnership as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States ("GAAP") have been condensed in or omitted from this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of consolidation. The consolidated financial statements of the Partnership include the accounts of the Partnership and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements.  Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, along with the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Depletion of oil and gas properties and impairment of oil and gas properties, in part, is determined using estimates of proved oil and gas reserves.  There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  Similarly, evaluations for impairment of proved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks.  Actual results could differ from the estimates and assumptions utilized.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and depository accounts held by banks.

Inventories.  The Partnership's inventories as of March 31, 2011 and December 31, 2010 consist of oil held in storage tanks.  The Partnership's oil inventories are carried at the lower of lifting cost or market, on a first-in, first-out basis.  Any impairments of inventory are reflected in other expense in the consolidated statements of operations.  As of March 31, 2011 and December 31, 2010, there were no inventory valuation reserve allowances recorded by the Partnership.

Oil and gas properties. The Partnership utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, and nonproductive exploration costs and geological and geophysical expenditures are expensed.

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on total proved reserves or proved developed reserves, depending on the nature of the capitalized costs.  Costs of significant nonproducing properties or wells in the process of being drilled are excluded from depletion until such time as the property begins producing and proved reserves are established or, if unsuccessful, impairment is determined.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the asset's carrying value exceeds its fair value.  Estimates of the sum of expected future cash flows requires management to estimate future recoverable proved and risk-adjusted probable and possible reserves, commodity prices, production volumes, capital and lease operating costs and discount rates. Uncertainties about these future cash flow variables cause impairment estimates to be inherently imprecise.  Any impairment charge incurred is expensed and reduces the Partnership's recorded basis in the asset.

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

Derivatives and hedging. All derivatives are recorded on the balance sheet at estimated fair value.  See Note C for further information regarding the fair value of the Partnership's derivatives.  Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax ("AOCI – Hedging"), in the partners' equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the originally hedged transactions are recognized in the Partnership's earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur.

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves, and net derivative liabilities are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties' debt plus the United States Treasury Bill yield curve as of March 31, 2011.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate ("LIBOR") curves plus 250 basis points, representing the Partnership's estimated borrowing rate.

See Notes C and F for a description of the specific types of derivative transactions in which the Partnership participates and the related accounting treatment.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

For the three months ended March 31, 2011, the Partnership recognized $157 thousand of unit-based compensation, as compared to $86 thousand for the three months ended March 31, 2010.  As of March 31, 2011, there was $1.5 million of unrecognized compensation expense related to unvested unit-based compensation awards.  This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

The following table reflects the Partnership's outstanding unit-based awards as of March 31, 2011 and the activity related thereto for the three months ended March 31, 2011:

	Restricted Units	Phantom Units

Outstanding at beginning of year	12,212	35,118
Units granted	-	30,039
Outstanding at March 31, 2011	12,212	65,157

Segment reporting.  The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGL, and gas revenues are derived from sales to purchasers located in the United States.

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

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement, if any, are included in other liabilities and the Partnership's share of sales taken by others, if any, is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of March 31, 2011 or December 31, 2010.

Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At March 31, 2011 and December 31, 2010, the Partnership had no material environmental liabilities.

Net income (loss) per common unit.  Net income (loss) per common unit is calculated by dividing the limited partners' interest in net income (loss) derived from operations (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.

The Partnership applies the provisions of ASC Topic 260 "Earnings Per Share" when determining net income (loss) per common unit.  Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income (loss) allocation in computing basic net income (loss) per unit under the two-class method.  Participating securities represent unvested unit-based awards

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the "LTIP").

For purposes of calculating net income (loss) per common unit, the Partnership allocates net income (loss) to its limited partners and its general partner each quarter under the two-class method.  Under the two-class method, the Partnership's net income (loss) is allocated among the general partner's interest in net income (loss) and the limited partners' interest in net income (loss).  The Partnership's net income (loss) is allocated to partners' equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement").

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

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.  The following table presents the Partnership's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Fair Value at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	(in thousands)
Assets:
Commodity derivatives	$-	$11,800	$-	$11,800
Liabilities:
Commodity derivatives	$-	$68,763	$8,267	$77,030
Credit facility	$-	$81,289	$-	$81,289

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Partnership's commodity derivatives that are classified as Level 3 in the fair value hierarchy at March 31, 2011 represent NGL derivative contracts.  The following table presents the changes in the fair values of the Partnership's commodity derivative assets and liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended
March 31, 2011
(in thousands)

Beginning liability balance	$(6,102)
Net settlement payments	1,285
Fair value changes (a):
Included in earnings - realized	(1,285)
Included in earnings - unrealized	(2,165)
Ending liability balance	$(8,267)

___________
(a)    Changes in fair value are included in derivative (gain) loss, net in the accompanying consolidated statements of operations.  See Note B for a description of the Partnership's derivative accounting policies.

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$11,800	$11,800	$22,536	$22,536

Liabilities:
Commodity derivatives	$77,030	$77,030	$41,386	$41,386
Credit facility	$85,000	$81,289	$81,200	$77,241

Commodity derivative instruments.  The Partnership's commodity derivative assets and liabilities represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts.  All of the Partnership's oil and gas derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.  The Partnership's NGL derivative liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives.  The Partnership's oil derivatives are swap contracts, collar contracts and collar contracts with short puts for notional barrels ("Bbls") of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices.  Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate.  The counterparties' credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties' debt plus the United States Treasury Bill yield curve as of March 31, 2011.  The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership's estimated borrowing rate if it were to finance future settlements.  The asset and liability transfer values attributable to the Partnership's oil derivative instruments as of March 31, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts.  The implied rates of volatility inherent in the Partnership's collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NGL derivatives.  The Partnership's NGL derivatives are swap contracts for notional blended barrels of Mont Belvieu-posted-price NGLs.  The asset and liability values attributable to the Partnership's NGL derivative instruments are based on (i) the contracted notional volumes, (ii) independent market-quoted NGL component prices and (iii) the applicable credit-adjusted risk-free rate yield curve.  NGL swap contracts are not as actively traded as oil and gas derivatives.  Consequently, fair values determined on the basis of thinly traded price quotes may be less reliable fair value estimates than price quotes for more actively-traded commodities.

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

The carrying value of the Partnership’s cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value due to the short maturity of these instruments.

NOTE D.                      Income Taxes

The Partnership's income tax (benefits) provisions, which amounts were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Current provisions:
U.S. state	$144	$169
Deferred (benefits) provisions:
U.S. state	(344)	217
	$(200)	$386

The Partnership's net deferred tax attributes represented a current asset of $159 thousand as of March 31, 2011, a current liability of $63 thousand as of December 31, 2010 and noncurrent assets of $2.0 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively.  In connection with the Partnership's initial public offering in 2008, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return.  As of March 31, 2011 and December 31, 2010, the Partnership had $637 thousand and $492 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the Tax Sharing Agreement.

The Partnership applies the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("ASC Topic 740-10").  ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2011, the Partnership had no material unrecognized tax benefits (as defined in ASC Topic 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

NOTE E.                 Asset Retirement Obligations

The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations.  The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations.  The following table summarizes the Partnership's asset retirement obligation transactions during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Beginning asset retirement obligations	$12,558	$7,105
Liabilities settled	(183)	(47)
New wells placed on production and changes in estimate	38	9
Accretion of discount	227	136
Ending asset retirement obligations	$12,640	$7,203

NOTE F.                Derivative Financial Instruments

The Partnership utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions.  The Partnership does not enter into derivative financial instruments for speculative or trading purposes.  The Partnership's production may also be sold under physical delivery contracts that effectively provide commodity price hedges.  Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, physical delivery contracts are not recorded as derivatives in the financial statements.

All derivative contracts are recorded in the Partnership's consolidated balance sheets at estimated fair value.  Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date.  Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing derivative instruments and since that date has accounted for derivative instruments under the mark-to-market accounting rules, which require all changes in fair values of the Partnership’s derivative contracts be recognized as gains or losses in the earnings of the period in which they occur.

Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging, which has been and will continue to be transferred to oil and gas revenues when the forecasted hedged transactions are recognized in earnings.

Cash inflows and outflows attributable to the Partnership's commodity derivatives are included in net cash provided by operating activities in the Partnership's accompanying consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Cash flow hedges and derivative price risk management

Oil prices.  All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices.  The following table sets forth the volumes in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2011:

	2011
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2012	2013	2014
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	3,000	3,000	-
Price per Bbl	$77.25	$77.25	$77.25	$79.32	$81.02	$-
Collar contracts:
Volume (Bbls per day)	2,000	2,000	2,000	-	-	-
Price per Bbl:
Ceiling	$170.00	$170.00	$170.00	$-	$-	$-
Floor	$115.00	$115.00	$115.00	$-	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	1,000	1,000	2,000
Price per Bbl:
Ceiling	$99.60	$99.60	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$70.00	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$55.00	$55.00	$65.00	$68.00	$75.00

NGL prices.  All material physical sales contracts governing the Partnership's NGL production are tied directly or indirectly to Mont Belvieu-posted-prices.  The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of March 31, 2011:

	2011
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	750
Price per Bbl	$34.65	$34.65	$34.65	$35.03

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Gas prices.  All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold.  The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility.  The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2011:

	2011
	Second	Third	Fourth	Year Ending December 31,
	Quarter	Quarter	Quarter	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	2,500	2,500	5,000	2,500
Price per MMBtu	$6.65	$6.65	$6.65	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	-	-	-	2,500	2,500
Price differential ($/MMBtu)	$-	$-	$-	$(0.30)	$(0.31)

         Tabular disclosures about derivative instruments.  All of the Partnership’s commodity derivatives were accounted for as non-hedge derivatives as of March 31, 2011 and December 31, 2010.  The following tables provide disclosure of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments as of March 31, 2011
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$8,768	Derivatives - current	$23,468
Derivatives - noncurrent	3,049	Derivatives - noncurrent	53,579
Total derivatives not designated as hedging instruments	$11,817		$77,047

Fair Value of Derivative Instruments as of December 31, 2010
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)

Derivatives - current	$18,753	Derivatives - current	$9,673
Derivatives - noncurrent	3,783	Derivatives - noncurrent	31,713
Total derivatives not designated as hedging instruments	$22,536		$41,386

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Oil and gas revenues	$8,997	$11,510

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended
		March 31,
		2011	2010
		(in thousands)

Commodity contracts	Derivative gain (loss), net	$(44,609)	$11,524

AOCI - Hedging.  The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and has been and will continue to be transferred to oil and gas revenue when the forecasted hedged transactions are recognized in net income (loss).  As of March 31, 2011 and December 31, 2010, AOCI - Hedging represented net deferred gains of $27.5 million and $36.5 million, respectively, and associated deferred tax provisions of $244 thousand and $328 thousand as of March 31, 2011 and December 31, 2010, respectively.

During the nine month period ending December 31, 2011, the Partnership expects to reclassify the remaining $27.5 million of net deferred hedge gains and $244 thousand of deferred Texas Margin tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

Noncash derivative-related activity.  The following table summarizes the Partnership's noncash derivative-related activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Noncash hedge gains	$-	$2,504
Noncash fair value gains (losses)	(37,383)	16,232
Total noncash derivative-related activity	$(37,383)	$18,736

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Derivative counterparties.  The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments.  Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures.  The following table provides the Partnership's derivative assets and liabilities by counterparty as of March 31, 2011:

	Assets	Liabilities
	(in thousands)

JP Morgan Chase	$6,764	$1,362
Societe Generale	-	9,671
Citibank, N.A.	2,295	10,783
Toronto Dominion	2,741	2,730
Wells Fargo Bank, N.A.	-	52,484
Total	$11,800	$77,030

NOTE G.                      Related Party Transactions

Related party charges.  In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Producing well overhead (COPAS) fees	$2,599	$2,502
Payment of lease operating and supervision charges	2,093	2,209
Drilling and completion related charges	2,589	1,286
General and administrative expenses	985	984
Total	$8,266	$6,981

As of March 31, 2011 and December 31, 2010, the Partnership's accounts payable – due to affiliates balances in the accompanying consolidated balance sheets are comprised of $1.0 million and $1.2 million, respectively, of general and administrative expenses.

As of March 31, 2011 and December 31, 2010, the Partnership had $637 thousand and $492 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

During 2010 and 2009, the General Partner awarded 8,744 and 12,909 restricted common units, respectively, to directors under the LTIP.  Associated therewith, the Partnership paid the General Partner $63 thousand of general and administrative expense during each of the three months ended March 31, 2011 and 2010. In addition, during the three months ended March 31, 2011 and 2010, the General Partner awarded 30,039 and 35,118 phantom units, respectively, to certain employees of Pioneer, including certain executive officers of the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer and its affiliates. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units.  Associated therewith, the Partnership recognized general and administrative expense during the three months ended March 31, 2011 and 2010 of $93 thousand and $22 thousand, respectively, of which $90 thousand and $19 thousand, respectively, was noncash.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE H.                      Subsequent Event

The Partnership is not aware of any reportable subsequent events except as disclosed below:

Distribution declaration.  In April 2011, the Partnership declared a cash distribution of $0.51 per common unit for the period from January 1, 2011 to March 31, 2011.  The distribution is payable on May 12, 2011 to unitholders of record at the close of business on May 2, 2011.  Associated therewith, the Partnership will pay $16.9 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Partnership's financial and operating performance for the first quarter of 2011 included the following highlights:

•
Earnings decreased to a net loss of $12.7 million ($0.38 per common unit) for the first quarter of 2011, as compared to net income of $39.4 million ($1.19 per common unit) for the first quarter of 2010.  The decrease in earnings is primarily attributable to $37.4 million of noncash net mark-to-market commodity derivative losses recognized during the three months ended March 31, 2011 as compared to $18.7 million of noncash net mark-to-market commodity derivative gains recognized during the three months ended March 31, 2010.

•
Daily sales volumes increased to 6,648 BOEPD, as compared to 6,410 BOEPD in the first quarter of 2010, primarily due to incremental production volumes from new wells drilled as part of the Partnership's two-rig drilling program.

•
The average reported oil sales price increased to $115.48 per Bbl, with average reported NGL and gas sales prices decreasing to $37.94 per Bbl and $3.25 per Mcf, respectively, during the first quarter of 2011, as compared to $103.58 per Bbl, $48.23 per Bbl and $5.46 per Mcf, respectively, during the first quarter of 2010.

•	Average oil and gas production costs per BOE decreased to $15.46 for the first quarter of 2011, as compared to $15.82 for the first quarter of 2010.
•
Net cash provided by operating activities increased to $27.4 million in the first quarter of 2011, as compared to $23.8 million in the first quarter of 2010. The increase in 2011, as compared to 2010, is primarily due to higher oil and gas production volumes, higher oil prices and changes in working capital during the current quarter.

Second Quarter 2011 Outlook

Based on current estimates, the Partnership expects that production will average 6,600 to 7,100 BOEPD.

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

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $49.8 million for the three months ended March 31, 2011, as compared to $45.5 million for the same respective period of 2010.

The increase in oil and gas revenues during the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to an increase in the average daily sales volumes of oil and an eleven percent increase in average oil prices.  The increase in oil and gas sales volumes was primarily due to incremental production from new wells drilled as part of the Partnership's two-rig drilling program.  First quarter 2011 production was also negatively impacted by unusually cold weather in early February, which resulted in production being reduced by approximately 50 BOEPD for the quarter.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides average daily sales volumes for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Oil (Bbls)	4,135	3,832
NGLs (Bbls)	1,447	1,572
Gas (Mcf)	6,396	6,038
Daily sales volume (BOE)	6,648	6,410

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities, for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Average reported prices:
Oil (Bbls)	$115.48	$103.58
NGLs (Bbls)	$37.94	$48.23
Gas (Mcf)	$3.25	$5.46
Total (BOE)	$83.21	$78.87

Average realized prices:
Oil (Bbls)	$91.30	$77.05
NGLs (Bbls)	$37.94	$36.57
Gas (Mcf)	$3.25	$4.15
Total (BOE)	$68.17	$58.94

 Oil and gas production costs. The Partnership’s oil and gas production costs totaled $9.2 million during the three months ended March 31, 2011 as compared to $9.1 million for the same period of 2010. During the three months ended March 31, 2011, total oil and gas production costs per BOE decreased by two percent, as compared to the three months ended March 31, 2010.

The Partnership's production costs per BOE for the three months ended March 31, 2011 decreased as compared to the same period of 2010 primarily due to decreased workover activities being performed in 2011 partially offset by general increases in oilfield services costs.

The following table provides the components of the Partnership's oil and gas production costs per BOE for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Lease operating expenses	$14.00	$13.05
Workover costs	1.46	2.77
Production costs	$15.46	$15.82

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Production and ad valorem taxes.  The Partnership recorded production and ad valorem taxes of $3.3 million for the three months ended March 31, 2011, as compared to $3.1 million for the same period of 2010.  In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.  Consequently, during the three months ended March 31, 2011, the Partnership's production and ad valorem taxes per BOE have, in the aggregate, increased by four percent, as compared to the three months ended March 31, 2010, primarily due to the rise in realized oil prices.

The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Ad valorem taxes	$2.13	$2.21
Production taxes	3.42	3.13
Total production and ad valorem taxes	$5.55	$5.34

Depletion, depreciation and amortization expense. The Partnership's depletion expense was $3.3 million ($5.57 per BOE) for the three months ended March 31, 2011, as compared to $3.0 million ($5.14 per BOE) for the same period of 2010.  The increase in per BOE depletion expense was primarily due to increases in the Partnership's oil and gas properties as a result of the two-rig drilling program and partially offset by positive price revisions to proved reserves since March 31, 2010.

General and administrative expense. The Partnership's general and administrative expense was $1.6 million for the three months ended March 31, 2011, as compared to $1.5 million for the same period of 2010.  The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership.  Pursuant to this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer.  The Partnership is also responsible for paying for its direct third-party services.

Interest expense.  Interest expense was $395 thousand for the three months ended March 31, 2011 as compared to $363 thousand for the same period of 2010.  Interest expense increased during the three months ended March 31, 2011, as compared to the same period of 2010 primarily due to increased borrowings under the Partnership's credit facility.  Outstanding borrowings under the credit facility as of March 31, 2011 were $85.0 million.

Derivative (gain) loss, net. Fluctuations in commodity prices during 2011 have impacted the fair value of the Partnership's derivative contracts, which resulted in net mark-to-market derivative losses of $44.6 million for the three months ended March 31, 2011. For the three months ended March 31, 2010, the Partnership recognized net mark-to-market derivative gains of $11.5 million.  See Note F of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

Income tax benefit. The Partnership recognized an income tax benefit of $200 thousand for the three months ended March 31, 2011, as compared to an income tax provision of $386 thousand for the same period of 2010.  The recognition of an income tax benefit for the three months ended March 31, 2011 as compared to an income tax provision for the same period of 2010 is primarily due to the noncash mark-to-market derivative losses recognized during the three months ended March 31, 2011.  See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Consistent with 2010, the Partnership has maintained its two-rig drilling program in 2011.  During the first quarter of 2011, the Partnership added 11 new wells to production and exited the quarter with 13 wells awaiting completion.  During 2011, the Partnership expects to drill 40 to 45 wells at a net cost, including facility connections, of approximately $67 million.  During 2011, the Partnership expects that its capital expenditures will benefit, to some extent, from savings realized from Pioneer’s use of internally provided drilling and completion services in connection with drilling the Partnership’s undeveloped properties, although Pioneer has no obligation to provide its internal services in connection with drilling the Partnership’s undeveloped properties.  Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time.  Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow.  In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership's production and cash flow.  A distribution for the first quarter of 2011 of $0.51 per unit was declared by the Board of Directors of the General Partner and is to be paid on May 12, 2011 to unitholders of record on May 2, 2011.  The first quarter distribution was increased $0.01 per unit, or two percent, as compared to prior quarters primarily as a result of increased available cash, reflecting the success of the Partnership's two-rig drilling program.

Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the three months ended March 31, 2011 increased to $14.4 million, as compared to $9.7 million for the same period of 2010.  Additions to oil and gas properties reflect expenditures associated with the Partnership’s two-rig drilling program and acquisition of interests in producing properties of $2.3 million during the quarter.  The Partnership's expenditures for additions to oil and gas properties for the three months ended March 31, 2011 and 2010 were primarily funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of March 31, 2011, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments.  Borrowings outstanding under its credit facility were $85.0 million at March 31, 2011.  As of March 31, 2011, the Partnership's derivative instruments represented assets of $11.8 million and liabilities of $77.0 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership.  The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time.  The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and commodity prices received on physical sales.  See Notes C and F of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility.  As of March 31, 2011, the Partnership's asset retirement obligations were $12.6 million, an increase of $82 thousand from December 31, 2010.  As of March 31, 2011, the Partnership was not a party to any material off-balance sheet arrangements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Capital resources. The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings.  During 2011, the Partnership  expects that cash flow from operations and the available borrowing capacity under its credit facility will be sufficient to fund its drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions.  As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2011 was $27.4 million, as compared to $23.8 million for the three months ended March 31, 2010.  The increase in net cash provided by operating activities during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to increases in oil prices.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2011 was $14.4 million, as compared to $9.7 million for the three months ended March 31, 2010. The increase in net cash used in investing activities during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was due primarily to increased activity associated with the ongoing two-rig drilling program and $2.3 million of producing property acquisitions during the quarter.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2011 was $12.8 million, as compared to net cash used in financing activities of $14.6 million for the three months ended March 31, 2010.  The decrease in net cash used in financing activities during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to increased net borrowings under the credit facility.

In April 2011, the Partnership declared a cash distribution of $0.51 per common unit for the period from January 1, 2011 to March 31, 2011.  The distribution is payable on May 12, 2011 to unitholders of record at the close of business on May 2, 2011.  The distribution was increased by $0.01 per unit, or two percent, as compared to prior quarterly distributions per unit.  Associated therewith, the Partnership will pay $16.9 million of aggregate distributions.

Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of March 31, 2011, the Partnership had $85.0 million of borrowings outstanding under its credit facility and approximately $215 million of remaining borrowing capacity under the credit facility.  The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders.  As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders.  As of March 31, 2011, the Partnership was in compliance with all of its debt covenants.

The Partnership utilizes derivative swap contracts, collar contracts, and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, and (ii) help sustain unitholder distributions.  In furtherance of the Partnership’s effort to meet these objectives, approximately 70 percent, 80 percent, 60 percent, and 25 percent of the Patnership’s estimated total production for the remainder of 2011 and for 2012, 2013, and 2014, respectively, have been matched with fixed price commodity swap contracts, collar contracts, or collar contracts with short puts.

As discussed above under "— Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the ongoing two-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales.  The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

The Partnership Agreement allows the Partnership to borrow funds to make distributions. The Partnership may borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain its level of distributions.  In addition, the Partnership plans to continue to use derivative contracts to protect the cash flow associated with a significant portion of its production. The Partnership is generally required to settle its commodity derivatives within five days of the end of a month. As is typical in the oil and gas industry, the Partnership does not generally receive the proceeds from the sale of its production until 45 days to 60 days following the end of the production month. As a result, when commodity prices increase above the fixed price in the derivative contracts, the Partnership will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before the Partnership receives the proceeds from the sale of its production. If this occurs, the Partnership may make working capital borrowings to fund its distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative information about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010.  As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Partnership generally uses commodity swap contracts, collar contracts and collar contracts with short put options to mitigate the price risk attributable to changes in commodity prices on its cash available for distributions and other cash requirements. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Note F of "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Partnership's derivative instruments.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership's costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the three months ended March 31, 2011:

Derivative Contract Net Liabilities (a)
(in thousands)

Fair value of contracts outstanding as of December 31, 2010	$(18,850)
Changes in contract fair value	(44,609)
Contract maturities	(1,771)
Fair value of contracts outstanding as of March 31, 2011	$(65,230)

_____________
(a)       Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of March 31, 2011:

					Asset
	Nine Months				(Liability)
	Ending				Fair Value at
	December 31,	Year Ending December 31,			March 31,
	2011	2012	2013	2014	2011 (a)
					(in thousands)
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	3,000	3,000	-	$(56,978)
Price per Bbl	$77.25	$79.32	$81.02	$-
Collar contracts:
Volume (Bbls per day)	2,000	-	-	-	$6,764
Price per Bbl:
Ceiling	$170.00	$-	$-	$-
Floor	$115.00	$-	$-	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	2,000	$(11,785)
Price per Bbl:
Ceiling	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$65.00	$68.00	$75.00
Average forward NYMEX oil prices (b)	$111.81	$110.25	$106.99	$104.90
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	-	-	$(8,267)
Price per Bbl	$34.65	$35.03	$-	$-
Average forward Mont Belvieu NGL prices (c)	$61.93	$56.23	$-	$-
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	5,000	2,500	-	$5,053
Price per MMBtu	$6.65	$6.43	$6.89	$-
Average forward index gas prices (d)	$4.86	$5.20	$5.50	$-
Basis swap contracts (e):
Permian Basin index swaps - (MMBtu per day)	-	2,500	2,500	-	$(17)
Price differential ($/MMBtu)	$-	$(0.30)	$(0.31)	$-
Average forward basis differential prices (d)	$-	$(0.29)	$(0.31)	$-
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

(b)	The average forward NYMEX oil prices are based on May 3, 2011 market quotes.
(c)
Forward Mont Belvieu–posted-prices are not available as formal market quotes. These forward prices represent estimates as of May 2, 2011 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.

(d)
The average forward index gas prices and forward basis differential prices are based on May 3, 2011 NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.

(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

                  The following table provides information about the Partnership's credit facility's sensitivity to changes in interest rates.  The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility.  The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on May 2, 2011.

	Nine Months			Liability
	Ending			Fair Value at
	December 31,	Year Ending December 31,		March 31,
	2011	2012	2013	2011
	($ in thousands)
Total Debt:
Variable rate principal
maturities	$-	$-	$85,000	$81,289

Average interest rate	1.24%	1.90%	3.02%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.                 Controls and Procedures

Evaluation of disclosure controls and procedures.  The Partnership's management, with the participation of the General Partner's principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Partnership's management, including the principal executive officer and principal financial officer of the General Partner to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

Item 1A.                 Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010, under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership's business, financial condition or future results.  There has been no material change in the Partnership's risk factors from those described in the Annual Report on Form 10-K.

These risks are not the only risks facing the Partnership.  Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership's business, financial condition or future results.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.                 Exhibits

Exhibits

Exhibit Number		Description
10.26 (a)	—	Crude Oil Contract with Occidental Energy Marketing, Inc.
10.27 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.
10.28 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________
(a) Filed herewith.
(b) Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
By: Pioneer Natural Resources GP LLC, its general
partner

Date: May 6, 2011	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 6, 2011	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
10.26 (a)	—	Crude Oil Contract with Occidental Energy Marketing, Inc.
10.27 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.
10.28 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________
(a) Filed herewith.
(b) Furnished herewith.