Form 10-Q
period 2011-06-30
Pioneer Southwest Energy Partners L.P.
filed 2011-08-05
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(972) 444-9001

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common units outstanding as of August 4, 2011            33,113,700

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Cautionary Statement Concerning Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate” or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest” or the “Partnership”) are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership’s current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership’s control.

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership’s commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership’s business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Partnership’s operating activities, access to and availability of transportation, processing and refining facilities, the Partnership’s ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership’s credit facility and derivative contracts and the purchasers of the Partnership’s oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership’s Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the “SEC”). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition, Markets and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	“ASU” means Financial Accounting Standards Board Accounting Standards Update.

•	“Bbl” means a standard barrel containing 42 United States gallons.

•

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6,000 cubic feet of gas to 1.0 Bbl of oil or natural gas liquid.

•	“BOEPD” means BOE per day.

•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	“Common unit” means outstanding Pioneer Southwest Energy Partners L.P. limited partner units.

•

“COPAS fee” means a fee based on an overhead rate established by the Council of Petroleum Accountants Societies to reimburse the operator of a well for overhead costs, such as accounting and engineering costs.

•	“FASB” means the Financial Accounting Standards Board.

•	“Derivatives” means financial contracts or financial instruments, whose values are derived from the value of an underlying asset, reference rate or index.

•	“GAAP” means accounting principles that are generally accepted in the United States of America.

•	“LIBOR” means London Interbank Offered Rate, which is a market rate of interest.

•	“MBbl” means one thousand Bbls.

•	“MBOE” means one thousand BOEs.

•	“Mcf” means one thousand cubic feet and is a measure of gas volume.

•	“MMBOE” means one million BOEs.

•	“MMBtu” means one million Btus.

•	“MMcf” means one million cubic feet.

•

“Mont Belvieu-posted-price” means the daily average of natural gas liquids components as priced in Oil Price Information Service (“OPIS”) in the table “U.S. and Canada LP – Gas Weekly Averages” at Mont Belvieu, Texas.

•	“NGL” means natural gas liquid.

•	“NYMEX” means the New York Mercantile Exchange.

•	“NYSE” means the New York Stock Exchange.

•	“Partnership Predecessor” means Pioneer Southwest Energy Partners L.P. Predecessor.

•	“Partnership” or “Pioneer Southwest” means Pioneer Southwest Energy Partners L.P. and its subsidiaries.

•	“Pioneer” means Pioneer Natural Resources Company and its subsidiaries.

•

“Proved reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (“LKH”) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. (iii) Where direct observation from well penetrations has defined a highest known oil (“HKO”) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

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

•

“Standardized Measure” means the after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs employed in the determination of proved reserves and a ten percent discount rate.

•	“U.S.” means United States.

•	“VPP” means volumetric production payment.

•	“Workover” means operations on a producing well to restore or increase production.

•

With respect to information on the working interest in wells, drilling locations and acreage, “net” wells, drilling locations and acres are determined by multiplying “gross” wells, drilling locations and acres by the Partnership’s working interest in such wells, drilling locations and acres. Unless otherwise specified, wells, drilling locations and acres statistics quoted herein represent gross wells, drilling locations and acres.

•	All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,201	$107
Accounts receivable	17,787	15,824
Inventories	1,025	883
Prepaid expenses	111	260
Deferred income taxes	163	—
Derivatives	9,619	18,753

Total current assets	29,906	35,827

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	401,346	364,237
Accumulated depletion, depreciation and amortization	(132,863)	(125,963)

Total property, plant and equipment	268,483	238,274

Deferred income taxes	1,634	1,751
Derivatives	2,884	3,783
Other, net	334	425

	$303,241	$280,060

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$18,105	$8,422
Due to affiliates	1,509	1,164
Interest payable	143	30
Income taxes payable to affiliate	842	492
Deferred income taxes	—	63
Derivatives	20,936	9,673
Asset retirement obligations	500	1,000

Total current liabilities	42,035	20,844

Long-term debt	87,000	81,200
Derivatives	38,139	31,713
Asset retirement obligations	12,293	11,558
Partners’ equity:
General partner’s interest - 33,147 general partner units issued and outstanding	258	251
Limited partners’ interest - 33,113,700 common units issued and outstanding	105,282	98,333
Accumulated other comprehensive income - deferred hedge gains, net of tax	18,234	36,161

Total partners’ equity	123,774	134,745
Commitments and contingencies

	$303,241	$280,060

The financial information included as of June 30, 2011 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$54,504	$44,319	$104,286	$89,827
Interest and other	—	—	2	—

	54,504	44,319	104,288	89,827

Costs and expenses:
Oil and gas production	9,127	9,130	18,376	18,257
Production and ad valorem taxes	3,508	2,917	6,831	5,999
Depletion, depreciation and amortization	3,572	3,100	6,900	6,068
General and administrative	1,834	1,628	3,414	3,152
Accretion of discount on asset retirement obligations	228	137	455	273
Interest	398	408	793	771
Derivative losses (gains), net	(17,700)	(28,781)	26,909	(40,305)

	967	(11,461)	63,678	(5,785)

Income before taxes	53,537	55,780	40,610	95,612
Income tax provision	(607)	(547)	(407)	(933)

Net income	$52,930	$55,233	$40,203	$94,679

Allocation of net income:
General partner’s interest	$53	$55	$40	$95
Limited partners’ interest	52,773	55,119	40,093	94,530
Unvested participating securities’ interest	104	59	70	54

Net income	$52,930	$55,233	$40,203	$94,679

Net income per common unit - basic and diluted	$1.59	$1.66	$1.21	$2.85

Weighted average common units outstanding - basic and diluted	33,114	33,114	33,114	33,114

Distributions declared per common unit	$0.51	$0.50	$1.01	$1.00

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(in thousands)

(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner’s Equity	Limited Partners’ Equity	Accumulated Other Comprehensive Income	Total Partners’ Equity

Balance as of December 31, 2010	33	33,114	$251	$98,333	$36,161	$134,745

Cash distributions to partners	—	—	(33)	(33,445)	—	(33,478)
Net income	—	—	40	40,163	—	40,203
Contributions of unit-based services	—	—	—	231	—	231
Other comprehensive activity, net of tax:
Hedge gains included in net income	—	—	—	—	(17,927)	(17,927)

Balance as of June 30, 2011	33	33,114	$258	$105,282	$18,234	$123,774

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$40,203	$94,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	6,900	6,068
Deferred income taxes	58	583
Accretion of discount on asset retirement obligations	455	273
Amortization of debt related costs	91	91
Amortization of unit-based compensation	231	83
Commodity derivative related activity	9,628	(53,642)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,963)	549
Inventories	(142)	(3)
Prepaid expenses	149	140
Accounts payable	2,381	1,849
Interest payable	113	(7)
Income taxes payable to affiliate	350	350
Asset retirement obligations	(286)	(164)

Net cash provided by operating activities	58,168	50,849

Cash flows from investing activities:
Additions to oil and gas properties	(29,396)	(21,879)

Net cash used in investing activities	(29,396)	(21,879)

Cash flows from financing activities:
Borrowings under credit facility	32,904	31,000
Principal payments on credit facility	(27,104)	(26,000)
Distributions to unitholders	(33,478)	(33,148)

Net cash used in financing activities	(27,678)	(28,148)

Net increase in cash and cash equivalents	1,094	822
Cash and cash equivalents, beginning of period	107	625

Cash and cash equivalents, end of period	$1,201	$1,447

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$52,930	$55,233	$40,203	$94,679
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income	(9,014)	(11,518)	(17,927)	(22,920)

Comprehensive income	$43,916	$43,715	$22,276	$71,759

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE A.	Partnership and Nature of Operations

Pioneer Southwest Energy Partners L.P. (the “Partnership”) is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, “Pioneer”) to own and acquire oil and gas assets in the Partnership’s area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.

NOTE B.	Summary of Significant Accounting Policies

Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States (“GAAP”) have been condensed in or omitted from this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Inventories. The Partnership’s inventories as of June 30, 2011 and December 31, 2010 consist of oil held in storage tanks. The Partnership’s oil inventories are carried at the lower of lifting cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of June 30, 2011 and December 31, 2010, there were no inventory valuation reserve allowances recorded by the Partnership.

Derivatives and hedging. All derivatives are recorded on the balance sheet at estimated fair value. See Note C for further information regarding the fair value of the Partnership’s derivatives. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership’s discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the partners’ equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the originally hedged transactions are recognized in the Partnership’s earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur.

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves, and net derivative liabilities are determined, in part, by utilization of the Partnership’s credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the United States Treasury Bill yield curve as of June 30, 2011. The Partnership’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 250 basis points, representing the Partnership’s estimated borrowing rate.

See Notes C and F for a description of the specific types of derivative transactions in which the Partnership participates and the related accounting treatment.

Unit-based awards. The Partnership does not have its own employees. However, the Partnership does provide unit-based compensation for the independent directors of Pioneer Natural Resources GP LLC (the “General Partner”), the general partner of the Partnership, and certain members of management of the General Partner.

For unit-based compensation awards, compensation expense is recognized in the Partnership’s financial statements on a straight line basis over the awards’ vesting periods based on their fair values on the dates of grant. The Partnership utilizes the prior trading day’s closing common unit price for the fair value of unit-based compensation awards.

For the three and six months ended June 30, 2011, the Partnership recognized $203 thousand and $360 thousand, respectively, of unit-based compensation, as compared to $130 thousand and $216 thousand for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was $1.5 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

The following table reflects the Partnership’s outstanding unit-based awards as of June 30, 2011 and the activity related thereto for the six months ended June 30, 2011:

	Restricted Units	Phantom Units
Outstanding at beginning of year	12,212	35,118
Units granted	6,812	30,039
Lapse of restrictions	(11,532)	—

Outstanding at June 30, 2011	7,492	65,157

Segment reporting. The Partnership’s only operating segment is oil and gas producing activities. Additionally, all of the Partnership’s properties are located in the United States, and all of the related oil, NGL, and gas revenues are derived from sales to purchasers located in the United States.

Income taxes. The Partnership’s operations are treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note D for additional information regarding the Partnership’s current and deferred tax provisions and obligations.

Net income per common unit. Net income per common unit is calculated by dividing the limited partners’ interest in net income derived from operations (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The Partnership applies the provisions of Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share” when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic net income per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the “LTIP”).

For purposes of calculating net income per common unit, the Partnership allocates net income to its limited partners and its general partner each quarter under the two-class method. Under the two-class method, the Partnership’s net income is allocated among the general partner’s interests in net income and the limited partners’ interest in net income. The Partnership’s net income is allocated to partners’ equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”).

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income (Topic 220)” (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The requirements of ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The requirements of ASU 2011-05 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE C.	Disclosures About Fair Value Measurements

In accordance with GAAP, fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2011
	(in thousands)
Assets:
Commodity derivatives	$—	$12,503	$—	$12,503
Liabilities:
Commodity derivatives	$—	$51,377	$7,698	$59,075
Credit facility	$—	$84,542	$—	$84,542

The Partnership’s commodity derivatives that are classified as Level 3 in the fair value hierarchy at June 30, 2011 represent NGL derivative contracts. The following table presents the changes in the fair values of the Partnership’s commodity derivative assets and liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)

Beginning liability balance	$(8,267)	$(6,102)
Net settlement payments	1,662	2,947
Fair value changes (a):
Included in earnings - realized	(1,662)	(2,947)
Included in earnings - unrealized	569	(1,596)

Ending liability balance	$(7,698)	$(7,698)

(a)	Changes in fair value are included in net derivative losses (gains) in the accompanying consolidated statements of operations. See Note B for a description of the Partnership’s derivative accounting policies.

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$12,503	$12,503	$22,536	$22,536

Liabilities:
Commodity derivatives	$59,075	$59,075	$41,386	$41,386
Credit facility	$87,000	$84,542	$81,200	$77,241

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Commodity derivative instruments. The Partnership’s commodity derivative assets and liabilities represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts. All of the Partnership’s oil and gas derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority. The Partnership’s NGL derivative liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives. The Partnership’s oil derivatives are swap contracts, collar contracts and collar contracts with short puts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. Commodity derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rates, and commodity derivative liability values are determined, in part, by utilization of the Partnership’s credit-adjusted risk-free rate. The counterparties’ credit-adjusted risk-free rates are based on independent market-quoted credit default swap rate curves for the counterparties’ debt plus the United States Treasury Bill yield curve as of June 30, 2011. The Partnership’s credit-adjusted risk-free rate curve is based on independent market-quoted forward LIBOR curves plus 250 basis points, representing the Partnership’s estimated borrowing rate if it were to finance future settlements. The asset and liability transfer values attributable to the Partnership’s oil derivative instruments as of June 30, 2011 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in the Partnership’s collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

NGL derivatives. The Partnership’s NGL derivatives are swap contracts for notional blended barrels of Mont Belvieu-posted-price NGLs. The asset and liability values attributable to the Partnership’s NGL derivative instruments are based on (i) the contracted notional volumes, (ii) independent market-quoted NGL component prices and (iii) the applicable credit-adjusted risk-free rate yield curve. NGL swap contracts are not as actively traded as oil and gas derivatives. Consequently, fair values determined on the basis of less actively traded price quotes may be less reliable fair value estimates than those of more actively-traded commodities.

Gas derivatives. The Partnership’s gas derivatives are swap contracts for notional million British thermal units (“MMBtus”) of gas contracted at various posted price indexes, including NYMEX Henry Hub (“HH”) swap contracts coupled with basis swap contracts that convert the HH price index point to Permian Basin index prices. The asset and liability values attributable to the Partnership’s gas derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent active market-quoted forward gas index prices and (iv) the applicable credit-adjusted risk-free rate yield curve.

Credit facility. The fair value of the Partnership’s credit facility is based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

The carrying values of the Partnership’s cash equivalents, accounts receivable, prepaid expenses, accounts payable, interest payable and income taxes payable to affiliate approximate fair value due to the short maturity of these instruments.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE D.	Income Taxes

The Partnership’s income tax provisions, which amounts were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership’s taxable income apportioned to Texas), consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Current provisions:
U.S. state	$205	$181	$349	$350
Deferred provisions:
U.S. state	402	366	58	583

	$607	$547	$407	$933

The Partnership’s net deferred tax attributes represented a current asset of $163 thousand as of June 30, 2011, a current liability of $63 thousand as of December 31, 2010 and noncurrent assets of $1.6 million and $1.8 million as of June 30, 2011 and December 31, 2010, respectively. In connection with the Partnership’s initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. The Partnership’s share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of June 30, 2011 and December 31, 2010, the Partnership had $842 thousand and $492 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.

The Partnership applies the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740-10”). ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2011, the Partnership had no material unrecognized tax benefits (as defined in ASC Topic 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE E.	Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership’s credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership’s asset retirement obligation transactions during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Beginning asset retirement obligations	$12,640	$7,203	$12,558	$7,105
Liabilities settled	(103)	(117)	(286)	(164)
Liabilities assumed in acquisitions	—	—	6	—
New wells placed on production and changes in estimate	28	6	60	15
Accretion of discount	228	137	455	273

Ending asset retirement obligations	$12,793	$7,229	$12,793	$7,229

NOTE F.	Derivative Financial Instruments

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

Cash inflows and outflows attributable to the Partnership’s commodity derivatives are included in net cash provided by operating activities in the Partnership’s accompanying consolidated statements of cash flows for the three and six months ended June 30, 2011 and 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Cash flow hedges and derivative price risk management

Oil prices. All material physical sales contracts governing the Partnership’s oil production are tied directly or indirectly to the New York Mercantile Exchange (“NYMEX”) prices. The following table sets forth the volumes in Bbls underlying the Partnership’s outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of June 30, 2011:

	2011
	Third Quarter	Fourth Quarter	Year Ending December 31,
			2012	2013	2014
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	3,000	3,000	—
Price per Bbl	$77.25	$77.25	$79.32	$81.02	$—
Collar contracts:
Volume (Bbls per day)	2,000	2,000	—	—	—
Price per Bbl:
Ceiling	$170.00	$170.00	$—	$—	$—
Floor	$115.00	$115.00	$—	$—	$—
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	1,000	2,000
Price per Bbl:
Ceiling	$99.60	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$55.00	$65.00	$68.00	$75.00

NGL prices. All material physical sales contracts governing the Partnership’s NGL production are tied directly or indirectly to Mont Belvieu-posted-prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of June 30, 2011:

	2011
	Third Quarter	Fourth Quarter	Year Ending December 31,
			2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750
Price per Bbl	$34.65	$34.65	$35.03

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Gas prices. All material physical sales contracts governing the Partnership’s gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of June 30, 2011:

	2011
	Third Quarter	Fourth Quarter	Year Ending December 31,
			2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	2,500	5,000	2,500
Price per MMBtu	$6.65	$6.65	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	—	—	2,500	2,500
Price differential ($/MMBtu)	$—	$—	$(0.30)	$(0.31)

Tabular disclosures about derivative instruments. All of the Partnership’s commodity derivatives were accounted for as non-hedge derivatives as of June 30, 2011 and December 31, 2010. The following tables provide disclosure of the Partnership’s commodity derivative instruments:

Fair Value of Derivative Instruments as of June 30, 2011
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$9,628	Derivatives - current	$20,945
Derivatives - noncurrent	2,904	Derivatives - noncurrent	38,159

Total derivatives not designated as hedging instruments	$12,532		$59,104

Fair Value of Derivative Instruments as of December 31, 2010
Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$18,753	Derivatives - current	$9,673
Derivatives - noncurrent	3,783	Derivatives - noncurrent	31,713

Total derivatives not designated as hedging instruments	$22,536		$41,386

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	2011	2010	2011	2010
	(in thousands)

Oil and gas revenues	$9,097	$11,638	$18,094	$23,148

		Amount of Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,

		2011	2010	2011	2010
		(in thousands)

Commodity contracts	Derivative gains (losses), net	$17,700	$28,781	$(26,909)	$40,305

AOCI - Hedging. The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and has been and will continue to be transferred to oil and gas revenue when the forecasted hedged transactions are recognized in net income. As of June 30, 2011 and December 31, 2010, AOCI - Hedging represented net deferred gains of $18.4 million and $36.5 million, respectively, and associated deferred tax provisions of $161 thousand and $328 thousand as of June 30, 2011 and December 31, 2010, respectively.

During the six month period ending December 31, 2011, the Partnership expects to reclassify the remaining $18.4 million of net deferred hedge gains and $161 thousand of deferred tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

Noncash derivative-related activity. The following table summarizes the Partnership’s noncash derivative-related activity for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Noncash hedge gains	$—	$2,533	$—	$5,038
Noncash fair value gains (losses)	27,755	32,373	(9,628)	48,604

Total noncash derivative-related gains (losses)	$27,755	$34,906	$(9,628)	$53,642

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Derivative counterparties. The Partnership uses credit criteria and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership’s credit risk policies and procedures. The following table provides the Partnership’s derivative assets and liabilities by counterparty as of June 30, 2011:

	Assets	Liabilities
	(in thousands)

JP Morgan Chase	$7,145	$749
Toronto Dominion	3,292	2,292
Societe Generale	—	3,548
Citibank, N.A.	2,066	7,534
Wells Fargo Bank, N.A.	—	44,952

Total	$12,503	$59,075

NOTE G.	Related Party Transactions

Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Producing well overhead (COPAS) fees	$2,613	$2,582	$5,212	$5,084
Payment of lease operating and supervision charges	1,820	1,721	3,913	3,930
Drilling and completion related charges (a)	5,195	1,080	7,784	2,366
General and administrative expenses	1,209	1,077	2,194	2,061

Total	$10,837	$6,460	$19,103	$13,441

(a)	Drilling and completion related charges increased during the three and six months ended June 30, 2011, as compared to the same respective periods in 2010, primarily due to increases in fracture stimulation and contract drilling services provided by Pioneer. Drilling and completion related charges increased during the three months ended June 30, 2011, as compared to the three months ended March 31, 2011, primarily due to increases in fracture stimulation services provided by Pioneer.

As of June 30, 2011 and December 31, 2010, the Partnership’s accounts payable – due to affiliates balances in the accompanying consolidated balance sheets are comprised of $1.5 million and $1.2 million, respectively, of general and administrative expenses.

As of June 30, 2011 and December 31, 2010, the Partnership had $842 thousand and $492 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

The General Partner annually awards restricted common units to directors under the LTIP. Associated therewith, the Partnership paid the General Partner $57 thousand and $120 thousand of general and administrative expense during the three and six months ended June 30, 2011, respectively, and $63 thousand and $127 thousand during the three and six months ended June 30, 2010, respectively. In addition, the General Partner awarded 30,039 and 35,118 phantom units during the six months ended June 30, 2011 and 2010, respectively, to certain officers of

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient’s continuous employment with Pioneer and its affiliates. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and six months ended June 30, 2011 of $147 thousand and $240 thousand, respectively, of which $141 thousand and $231 thousand, respectively, was noncash, as compared to $67 thousand and $89 thousand, of which $64 thousand and $83 thousand was noncash, for the three and six months ended June 30, 2010, respectively.

NOTE H.	Subsequent Event

The Partnership is not aware of any reportable subsequent events except as disclosed below:

Distribution declaration. In July 2011, the Partnership declared a cash distribution of $0.51 per common unit for the period from April 1, 2011 to June 30, 2011. The distribution is payable on August 11, 2011 to unitholders of record at the close of business on August 1, 2011. Associated therewith, the Partnership will pay $16.9 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Partnership’s financial and operating performance for the second quarter of 2011 included the following highlights:

•

Net income decreased to $52.9 million ($1.59 per common unit) for the second quarter of 2011, as compared to net income of $55.2 million ($1.66 per common unit) for the second quarter of 2010. The decrease in net income is primarily attributable to a decrease in mark-to-market derivative gains of $11.1 million, an increase in production and ad valorem taxes of $591 thousand and an increase in depletion, depreciation and amortization expense of $472 thousand, partially offset by an increase in oil and gas revenue of $10.2 million.

•

Daily sales volumes increased to 6,689 BOEPD, as compared to 6,457 BOEPD in the second quarter of 2010, primarily due to incremental production volumes from new wells drilled as part of the Partnership’s two-rig drilling program.

•

The average reported oil and NGL sales prices increased to $125.02 and $44.92 per Bbl, respectively, with the average reported gas sales price decreasing to $3.39 per Mcf during the second quarter of 2011, as compared to $101.85 per Bbl, $40.52 per Bbl and $4.42 per Mcf, respectively, during the second quarter of 2010.

•	Average oil and gas production costs per BOE decreased to $14.99 for the second quarter of 2011, as compared to $15.54 for the second quarter of 2010.

•

Net cash provided by operating activities increased to $30.8 million in the second quarter of 2011, as compared to $27.0 million in the second quarter of 2010. The increase in 2011, as compared to 2010, is primarily due to higher oil and gas production volumes, higher oil and NGL prices and changes in working capital during the quarter.

Third Quarter 2011 Outlook

Based on current estimates, the Partnership expects that production will average 6,700 to 7,200 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization (“DD&A”) expense is expected to average $5.50 to $6.50 per BOE.

General and administrative expense is expected to be $1.25 million to $2.25 million. Interest expense is expected to be $400 thousand to $600 thousand, and accretion of discount on asset retirement obligations is expected to be nominal.

The Partnership’s cash taxes and effective income tax rate are expected to be approximately one percent of earnings before income taxes as a result of the Partnership’s operations being subject to the Texas Margin tax.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $54.5 million and $104.3 million for the three and six months ended June 30, 2011, respectively, as compared to $44.3 million and $89.8 million for the same respective periods of 2010.

The increase in oil and gas revenues during the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to a four percent increase in the average daily sales volumes and 23 percent and 11 percent increases in average reported oil and NGL prices, respectively. These price increases were partially offset by a 23 percent decrease in average reported gas prices. The increase in oil and gas revenues during the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to a four percent increase in the average daily sales volumes and a 17 percent increase in average oil prices. These increases were partially offset by decreases in average reported NGL and gas prices of six percent and 33 percent, respectively. The increases in sales volumes were primarily due to incremental production from new wells drilled as part of the Partnership’s two-rig drilling program.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides average daily sales volumes for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Oil (Bbls)	4,051	3,897	4,093	3,865
NGLs (Bbls)	1,577	1,588	1,512	1,580
Gas (Mcf)	6,366	5,832	6,381	5,934
Daily sales volume (BOE)	6,689	6,457	6,669	6,434

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average reported prices:
Oil (Bbls)	$125.02	$101.85	$120.23	$102.70
NGLs (Bbls)	$44.92	$40.52	$41.60	$44.33
Gas (Mcf)	$3.39	$4.42	$3.32	$4.95
Total (BOE)	$89.50	$75.42	$86.40	$77.14

Average realized prices:
Oil (Bbls)	$100.35	$75.76	$95.80	$76.40
NGLs (Bbls)	$44.92	$28.98	$41.60	$32.74
Gas (Mcf)	$3.39	$3.06	$3.32	$3.61
Total (BOE)	$74.59	$55.62	$71.41	$57.26

Oil and gas production costs. The Partnership’s oil and gas production costs totaled $9.1 million and $18.4 million during the three and six months ended June 30, 2011, respectively, as compared to $9.1 million and $18.3 million for the same respective periods of 2010. During the three and six months ended June 30, 2011, total oil and gas production costs per BOE decreased by four percent and three percent, respectively, as compared to the three and six months ended June 30, 2010. The decreases in production costs per BOE reflect the Partnership’s cost management efforts and the variable timing of workover activities.

The following table provides the components of the Partnership’s oil and gas production costs per BOE for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Lease operating expenses	$13.83	$14.75	$13.92	$13.91
Workover costs	1.16	0.79	1.31	1.77

Production costs	$14.99	$15.54	$15.23	$15.68

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $3.5 million and $6.8 million for the three and six months ended June 30, 2011, respectively, as compared to $2.9 million and $6.0 million for the same respective periods of 2010. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during the three and six months ended June 30, 2011, the Partnership’s production and ad valorem taxes per BOE have, in the aggregate, increased by 16 percent and 10 percent, respectively, as compared to the three and six months ended June 30, 2010, primarily due to increases in realized oil and NGL prices.

The following table provides components of the Partnership’s total production and ad valorem taxes per BOE for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Ad valorem taxes	$2.09	$2.17	$2.11	$2.19
Production taxes	3.67	2.79	3.55	2.96

Total production and ad valorem taxes	$5.76	$4.96	$5.66	$5.15

Depletion, depreciation and amortization expense. The Partnership’s depletion expense was $3.6 million ($5.87 per BOE) and $6.9 million ($5.72 per BOE) for the three and six months ended June 30, 2011, respectively, as compared to $3.1 million ($5.28 per BOE) and $6.1 million ($5.21 per BOE) for the same respective periods of 2010. The increase in per BOE depletion expense was primarily due to a 24 percent increase in the Partnership’s oil and gas property basis, principally as a result of the two-rig drilling program, partially offset by a 10 percent increase in proved reserves since June 30, 2010, as a result of higher average first-day-of-the-month commodity prices during the 12-month period ending on June 30, 2011, which had the effect of extending the economic lives of proved properties.

General and administrative expense. The Partnership’s general and administrative expense was $1.8 million and $3.4 million for the three and six months ended June 30, 2011, respectively, as compared to $1.6 million and $3.2 million for the same respective periods of 2010. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer’s general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership’s share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer in the United States, excluding Alaska. The Partnership is also responsible for paying for its direct third-party services.

Interest expense. Interest expense was $398 thousand and $793 thousand for the three and six months ended June 30, 2011, respectively, as compared to $408 thousand and $771 thousand for the same respective periods of 2010. Interest expense decreased during the three months ended June 30, 2011, as compared to the same period of 2010, primarily due to lower average interest rates and commitment fees under the Partnership’s credit facility, partially offset by increased borrowings. Interest expense increased during the six months ended June 30, 2011, as compared to the same period of 2010, primarily due to increased borrowings under the Partnership’s credit facility, partially offset by lower commitment fees. Outstanding borrowings under the credit facility as of June 30, 2011 were $87.0 million.

Derivative losses (gains), net. Fluctuations in commodity prices during 2011 have impacted the fair value of the Partnership’s derivative contracts, which resulted in net mark-to-market derivative gains of $17.7 million and net mark-to-market derivative losses of $26.9 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Partnership recognized net mark-to-market derivative gains of $28.8 million and $40.3 million, respectively. See Note F of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Partnership’s commodity related derivative financial instruments.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Income tax provision. The Partnership recognized an income tax provision of $607 thousand and $407 thousand for the three and six months ended June 30, 2011, respectively, as compared to an income tax provision of $547 thousand and $933 thousand for the same respective periods of 2010. The income tax provision decreased for the six months ended June 30, 2011, as compared to the same period of 2010, primarily due to the noncash mark-to-market derivative losses recognized during the six months ended June 30, 2011. See Note D of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Partnership’s income taxes.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Partnership’s primary cash funding needs will be for production growth through drilling initiatives and acquisitions and for unitholder distributions. The Partnership may use any combination of internally- and externally-financed sources to fund drilling activities, acquisitions and unitholder distributions, including borrowings under its credit facility and funds from future private and public equity and debt offerings.

Consistent with 2010, the Partnership has maintained its two-rig drilling program in 2011. During the first six months of 2011, the Partnership added 20 new wells to production and exited the quarter with 12 wells awaiting completion. During 2011, the Partnership expects to drill 40 to 45 wells at a net cost, including facility connections, of approximately $67 million. During 2011, the Partnership’s capital expenditures have benefited, to some extent, from savings realized from Pioneer’s use of internally provided drilling and completion services in connection with drilling the Partnership’s undeveloped properties. Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership’s undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership’s future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins if the Partnership is to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership’s production and cash flow. A distribution for the second quarter of 2011 of $0.51 per unit was declared by the Board of Directors of the General Partner and is to be paid on August 11, 2011 to unitholders of record on August 1, 2011. The second quarter distribution reflects an increase of $0.01 per unit, or two percent, as compared to the second quarter of 2010, primarily as a result of increased available cash, reflecting the positive impact of the Partnership’s two-rig drilling program.

Oil and gas properties. The Partnership’s cash expenditures for additions to oil and gas properties during the six months ended June 30, 2011 increased to $29.4 million, as compared to $21.9 million for the same period of 2010. Additions to oil and gas properties reflect expenditures associated with the Partnership’s two-rig drilling program and acquisitions of interests in producing properties for $2.7 million during the six months ended June 30, 2011. The Partnership’s expenditures for additions to oil and gas properties for the six months ended June 30, 2011 and 2010 were funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of June 30, 2011, the Partnership’s contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $87.0 million at June 30, 2011. As of June 30, 2011, the Partnership’s derivative instruments represented assets of $12.5 million and liabilities of $59.1 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership’s commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives’ fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

correlation between changes in the derivative values and commodity prices received on physical sales. See Notes C and F of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Partnership’s derivative positions and credit facility. As of June 30, 2011, the Partnership’s asset retirement obligations were $12.8 million, an increase of $235 thousand from December 31, 2010. As of June 30, 2011, the Partnership was not a party to any material off-balance sheet arrangements.

Capital resources. The Partnership’s primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings. During 2011, the Partnership expects that cash flow from operations and the available borrowing capacity under its credit facility will be sufficient to fund its two-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions. As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.

Operating activities. Net cash provided by operating activities during the six months ended June 30, 2011 was $58.2 million, as compared to $50.8 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities was primarily due to increases in oil and gas production volumes, and higher oil prices, partially offset by changes in working capital.

Investing activities. Net cash used in investing activities during the six months ended June 30, 2011 was $29.4 million, as compared to $21.9 million for the six months ended June 30, 2010. The increase in net cash used in investing activities was due primarily to increased drilling costs associated with the ongoing two-rig drilling program and oil and gas property acquisitions of $2.7 million.

Financing activities. Net cash used in financing activities during the six months ended June 30, 2011 was $27.7 million, as compared to net cash used in financing activities of $28.1 million for the six months ended June 30, 2010. The decrease in net cash used in financing activities was primarily due to incremental net borrowings under the credit facility.

In July 2011, the Partnership declared a cash distribution of $0.51 per common unit for the period from April 1, 2011 to June 30, 2011. The distribution is payable on August 11, 2011 to unitholders of record at the close of business on August 1, 2011. Associated therewith, the Partnership will pay $16.9 million of aggregate distributions.

Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of June 30, 2011, the Partnership had $87.0 million of borrowings outstanding under its credit facility and approximately $213 million of remaining borrowing capacity under the credit facility. The Partnership’s borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership’s borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. As of June 30, 2011, the Partnership was in compliance with all of its debt covenants.

The Partnership utilizes derivative swap contracts, collar contracts, and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, and (ii) help sustain unitholder distributions. In furtherance of the Partnership’s effort to meet these objectives, approximately 70 percent, 80 percent, 60 percent, and 25 percent of the Partnership’s estimated total production for the remainder of 2011 and for 2012, 2013, and 2014, respectively, have been matched with commodity swap contracts, collar contracts, or collar contracts with short puts.

As discussed above under “— Capital commitments,” the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership’s primary needs for cash will

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

be for production growth through drilling initiatives (such as the ongoing two-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership’s business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

The following quantitative and qualitative information about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Partnership’s potential exposure to market risks. The term “market risks,” insofar as it relates to currently anticipated transactions of the Partnership, refers to the risk of loss arising from changes in commodity prices and interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather as indicators of reasonably possible losses. This forward-looking information provides indicators of how the Partnership views and manages ongoing market risk exposures. None of the Partnership’s market risk sensitive instruments are entered into for speculative purposes.

The Partnership generally uses commodity swap contracts, collar contracts and collar contracts with short put options to mitigate the price risk attributable to changes in commodity prices on its cash available for distributions and other cash requirements. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Note F of “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Partnership’s derivative instruments.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership’s costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership’s open derivative contracts during the six months ended June 30, 2011:

Derivative Contract Net Liabilities (a)
(in thousands)

Fair value of contracts outstanding as of December 31, 2010	$(18,850)
Changes in contract fair value	(26,909)
Contract maturities	(813)

Fair value of contracts outstanding as of June 30, 2011	$(46,572)

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of June 30, 2011:

	Six Months Ending December 31, 2011	Year Ending December 31,			Asset (Liability) Fair Value at June 30, 2011 (a)

		2012	2013	2014
					(in thousands)

Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	3,000	3,000	—	$(44,846)
Price per Bbl	$77.25	$79.32	$81.02	$—
Collar contracts:
Volume (Bbls per day)	2,000	—	—	—	$7,145
Price per Bbl:
Ceiling	$170.00	$—	$—	$—
Floor	$115.00	$—	$—	$—
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	2,000	$(6,531)
Price per Bbl:
Ceiling	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$65.00	$68.00	$75.00
Average forward NYMEX oil prices (b)	$95.57	$98.79	$101.12	$101.68
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	—	—	$(7,698)
Price per Bbl	$34.65	$35.03	$—	$—
Average forward Mont Belvieu NGL prices (c)	$59.89	$54.98	$—	$—
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	5,000	2,500	—	$5,386
Price per MMBtu	$6.65	$6.43	$6.89	$—
Average forward index gas prices (d)	$4.30	$4.66	$5.10	$—
Basis swap contracts (e):
Permian Basin index swaps - (MMBtus per day)	—	2,500	2,500	—	$(28)
Price differential ($/MMBtu)	$—	$(0.30)	$(0.31)	$—
Average forward basis differential prices (d)	$—	$(0.25)	$(0.28)	$—

(a)	In accordance with ASC 210-20 and ASC 815-10, the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.
(b)	The average forward NYMEX oil prices are based on August 1, 2011 market quotes.
(c)	Forward Mont Belvieu–posted-prices are not available as formal market quotes. These forward prices represent estimates as of July 21, 2011 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.
(d)	The average forward index gas prices and forward basis differential prices are based on August 1, 2011 NYMEX market quotes and July 29, 2011 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.
(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s credit facility’s sensitivity to changes in interest rates. The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on August 2, 2011.

	Six Months Ending December 31, 2011			Liability Fair Value at June 30, 2011
		Year Ending December 31,
		2012	2013
	($ in thousands)

Total Debt:
Variable rate principal maturities	$—	$—	$87,000	$84,542

Average interest rate	1.34%	1.48%	1.71%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Partnership’s management, with the participation of the General Partner’s principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Partnership’s management, including the principal executive officer and principal financial officer of the General Partner to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, under the headings “Item 1. Business – Competition, Markets and Regulations,” “Item 1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect the Partnership’s business, financial condition or future results. Except as stated below, there has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K.

Recently Proposed Rules Regulating Air Emissions from Oil and Gas Operations Could Cause the Partnership to Incur Increased Capital Expenditures and Operating Costs

On July 28, 2011, the Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and gas production and gas processing operations. Specifically, the EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules would establish new leak detection requirements for gas processing plants. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to the Partnership’s operations including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact the Partnership’s business.

The Partnership’s area of operations is in an area of high industry activity, which may impact the ability of Pioneer Natural Resources Company, as operator of the Partnership’s properties, to obtain the personnel, equipment, services, resources and facilities access needed to complete development activities as planned or result in increased costs.

The Partnership’s two-rig drilling program is being conducted in the Spraberry Trend area, an area in which industry activity has increased rapidly. As a result, demand for personnel, equipment, hydraulic fracturing, water and other services and resources, as well as access to transportation, processing and refining facilities for these areas has increased, as has the costs for those items. A delay or inability to secure the personnel, equipment, services, resources and facilities access necessary for Pioneer Natural Resources Company, the operator of the Partnership’s properties, to complete its development activities as planned could result in a rate of oil and gas production below the rate forecasted, and significant increases in costs would impact the Partnership’s profitability.

These risks are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Partnership’s outstanding common units that were purchased by Pioneer Natural Resources USA, Inc., a 62 percent owner of the Partnership’s outstanding common units and a wholly-owned subsidiary of Pioneer, during the three months ended June 30, 2011:

Period	Total Number of Shares or Units Purchased (a)	Average Price Paid per Share (or Unit)
April 2011	—	$—
May 2011	—	—
June 2011	6,812	29.01

Total	6,812	$29.01

(a)	Consists of common units purchased to satisfy awards of restricted common units to the General Partner’s independent directors in May 2011 under the LTIP.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

10.29 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

10.30 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

10.31 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
By: Pioneer Natural Resources GP LLC, its general partner

Date: August 5, 2011	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: August 5, 2011	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description

10.29 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

10.30 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

10.31 (a)	—	Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc.

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.