Form 10-Q
period 2011-09-30
Pioneer Southwest Energy Partners L.P.
filed 2011-11-04
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common units outstanding as of November 3, 2011            33,113,700

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

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership’s commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership’s business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Partnership’s operating activities, access to and availability of transportation, processing and refining facilities, the Partnership’s ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership’s credit facility and derivative contracts and the purchasers of the Partnership’s oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership’s Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the “SEC”). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition, Markets and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II, Item 1A. Risk Factors” in the Partnership’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	“ASU” means Accounting Standards Update as promulgated by the Financial Accounting Standards Board.

•	“Bbl” means a standard barrel containing 42 United States gallons.

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

•

“Derivatives” means financial contracts or financial instruments, (i) with one or more notional amounts and whose values are derived from the value of one or more underlying assets, reference rates or indexes; (ii) which require no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (iii) whose terms require or permit net settlement.

•	“FASB” means Financial Accounting Standards Board.

•	“GAAP” means accounting principles that are generally accepted in the United States of America.

•	“LIBOR” means London Interbank Offered Rate, which is a market rate of interest.

•	“MBbl” means one thousand Bbls.

•	“MBOE” means one thousand BOEs.

•	“Mcf” means one thousand cubic feet and is a measure of gas volume.

•	“MMBOE” means one million BOEs.

•	“MMBtu” means one million Btus.

•	“MMcf” means one million cubic feet.

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

•	All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,155	$107
Accounts receivable	18,940	15,824
Inventories	894	883
Prepaid expenses	353	260
Derivatives	10,965	18,753

Total current assets	36,307	35,827

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	418,206	364,237
Accumulated depletion, depreciation and amortization	(137,236)	(125,963)

Total property, plant and equipment	280,970	238,274

Deferred income taxes	1,052	1,751
Derivatives	5,869	3,783
Other, net	288	425

	$324,486	$280,060

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$15,657	$8,422
Due to affiliates	667	1,164
Interest payable	146	30
Income taxes payable to affiliate	423	492
Deferred income taxes	62	63
Derivatives	6,160	9,673
Asset retirement obligations	500	1,000

Total current liabilities	23,615	20,844

Long-term debt	97,000	81,200
Derivatives	4,113	31,713
Asset retirement obligations	12,371	11,558
Partners’ equity:
General partner’s interest - 33,147 general partner units issued and outstanding	330	251
Limited partners’ interest - 33,113,700 common units issued and outstanding	177,943	98,333
Accumulated other comprehensive income - deferred hedge gains, net of tax	9,114	36,161

Total partners’ equity	187,387	134,745
Commitments and contingencies

	$324,486	$280,060

The financial information included as of September 30, 2011 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$55,200	$44,907	$159,486	$134,734
Interest and other	—	—	2	—
Derivative gains (losses), net	55,761	(19,971)	28,852	20,334

	110,961	24,936	188,340	155,068

Costs and expenses:
Oil and gas production	10,002	9,964	28,378	28,221
Production and ad valorem taxes	3,629	2,962	10,460	8,961
Depletion, depreciation and amortization	4,372	3,313	11,272	9,381
General and administrative	1,873	1,600	5,287	4,752
Accretion of discount on asset retirement obligations	229	136	684	409
Interest	413	386	1,206	1,157

	20,518	18,361	57,287	52,881

Income before taxes	90,443	6,575	131,053	102,187
Income tax provision	(946)	(60)	(1,353)	(993)

Net income	$89,497	$6,515	$129,700	$101,194

Allocation of net income applicable to the Partnership:
General partner’s interest	$90	$6	$130	$101
Limited partners’ interest	89,231	6,491	129,335	101,024
Unvested participating securities’ interest	176	18	235	69

Net income applicable to the Partnership	$89,497	$6,515	$129,700	$101,194

Net income per common unit - basic and diluted	$2.69	$0.20	$3.91	$3.05

Weighted average common units outstanding - basic and diluted	33,114	33,114	33,114	33,114

Distributions declared per common unit	$0.51	$0.50	$1.52	$1.50

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(in thousands)

(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner’s Equity	Limited Partners’ Equity	Accumulated Other Comprehensive Income	Total Partners’ Equity

Balance as of December 31, 2010	33	33,114	$251	$98,333	$36,161	$134,745

Cash distributions to partners	—	—	(51)	(50,332)	—	(50,383)
Net income	—	—	130	129,570	—	129,700
Contributions of unit-based services	—	—	—	372	—	372
Other comprehensive income, net of tax:
Hedge gains included in net income	—	—	—	—	(27,047)	(27,047)

Balance as of September 30, 2011	33	33,114	$330	$177,943	$9,114	$187,387

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$129,700	$101,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	11,272	9,381
Deferred income taxes	943	628
Accretion of discount on asset retirement obligations	684	409
Amortization of debt related costs	136	136
Amortization of unit-based compensation	372	146
Commodity derivative related activity	(52,702)	(39,409)
Change in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,116)	222
Inventories	(11)	(257)
Prepaid expenses	(93)	(126)
Accounts payable	3,037	3,752
Interest payable	116	(3)
Income taxes payable to affiliate	(69)	(96)
Asset retirement obligations	(468)	(557)

Net cash provided by operating activities	89,801	75,420

Cash flows from investing activities:
Additions to oil and gas properties	(50,170)	(32,713)

Net cash used in investing activities	(50,170)	(32,713)

Cash flows from financing activities:
Borrowings under credit facility	50,404	47,000
Principal payments on credit facility	(34,604)	(40,000)
Distributions to unitholders	(50,383)	(49,721)

Net cash used in financing activities	(34,583)	(42,721)

Net increase (decrease) in cash and cash equivalents	5,048	(14)
Cash and cash equivalents, beginning of period	107	625

Cash and cash equivalents, end of period	$5,155	$611

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$89,497	$6,515	$129,700	$101,194
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income	(9,120)	(11,672)	(27,047)	(34,592)

Comprehensive income (loss)	$80,377	$(5,157)	$102,653	$66,602

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Inventories. The Partnership’s inventories as of September 30, 2011 and December 31, 2010 consist of oil held in storage tanks. The Partnership’s oil inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, there were no inventory valuation reserve allowances recorded by the Partnership.

Derivatives and hedging. All derivatives are recorded on the balance sheet at estimated fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership’s discontinuance of hedge accounting were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the partners’ equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the originally hedged transactions are recognized in the Partnership’s earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur.

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

utilization of the derivative counterparties’ credit-adjusted risk-free rate curves, and net derivative liabilities are determined, in part, by utilization of the Partnership’s credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the United States Treasury Bill yield curve as of the measurement date. The Partnership’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 250 basis points, representing the Partnership’s estimated borrowing rate.

See Notes C and F for a description of the specific types of derivative transactions in which the Partnership participates, the related accounting treatment and the fair value of the Partnership’s derivatives.

Unit-based awards. The Partnership does not have its own employees. However, the Partnership does provide unit-based compensation for the independent directors of Pioneer Natural Resources GP LLC (the “General Partner”), the general partner of the Partnership, and certain members of management of the General Partner.

For unit-based compensation awards, compensation expense is recognized in the Partnership’s financial statements on a straight line basis over the awards’ vesting periods based on their fair values on the dates of grant. The amount of compensation expense recognized at any date is at least equal to the portion of the measurement date (normally the grant date) value of the award that is vested at that date. The Partnership utilizes the prior trading day’s closing common unit price for the fair value of unit-based compensation awards.

For the three and nine months ended September 30, 2011, the Partnership recognized $201 thousand and $561 thousand, respectively, of unit-based compensation, as compared to $130 thousand and $345 thousand for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was $1.3 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

The following table reflects the Partnership’s outstanding unit-based awards as of September 30, 2011 and the activity related thereto for the nine months ended September 30, 2011:

	Restricted Units	Phantom Units
Outstanding at beginning of year	12,212	35,118
Units granted	6,812	30,039
Lapse of restrictions	(11,532)	—

Outstanding at September 30, 2011	7,492	65,157

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

Revenue Recognition. The Partnership recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Net income per common unit. Net income per common unit is calculated by dividing the limited partners’ interest in net income (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.

The Partnership applies the provisions of Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share” when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic and diluted net income per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the “LTIP”).

The Partnership’s net income is allocated to partners’ equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”).

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The Partnership does not believe the adoption of this guidance will have a material impact on its future financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income (Topic 220)” (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The requirements of ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The requirements of ASU 2011-05 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on the Partnership’s future financial position, results of operations or liquidity.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents, for each of the fair value hierarchy levels, the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2011
	(in thousands)
Assets:
Commodity derivatives	$—	$16,834	$—	$16,834
Liabilities:
Commodity derivatives	$—	$10,273	$—	$10,273
Credit facility	$—	$94,917	$—	$94,917

The Partnership’s NGL derivative contracts were classified as Level 3 in the fair value hierarchy prior to July 1, 2011. Beginning with the three months ended September 30, 2011, the Partnership’s NGL derivative contracts are classified as Level 2 in the fair value hierarchy as a result of the Partnership being able to obtain independent market-quoted NGL forward prices. The following table presents the changes in the fair values of the Partnership’s commodity derivative assets and liabilities that were previously classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)

Beginning liability balance	$(7,698)	$(6,102)
Net settlement payments	1,704	4,651
Fair value changes (a):
Included in earnings - realized	(1,704)	(4,651)
Included in earnings - unrealized	1,921	325
Transfers out of Level 3	5,777	5,777

Ending liability balance	$—	$—

(a)	Changes in fair value are included in net derivative losses (gains) in the accompanying consolidated statements of operations. See Note B for a description of the Partnership’s derivative accounting policies.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$16,834	$16,834	$22,536	$22,536

Liabilities:
Commodity derivatives	$10,273	$10,273	$41,386	$41,386
Credit facility	$97,000	$94,917	$81,200	$77,241

Commodity derivative instruments. The Partnership’s commodity derivative assets and liabilities represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts.

Oil derivatives. The Partnership’s oil derivatives are swap contracts, collar contracts and collar contracts with short puts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The asset and liability transfer values attributable to the Partnership’s oil derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in the Partnership’s collar contracts were determined based on average volatility factors provided by independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

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

September 30, 2011

(Unaudited)

NOTE D.	Income Taxes

The Partnership’s income tax provisions, which amounts were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership’s taxable income apportioned to Texas), consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Current provisions:
U.S. state	$61	$15	$410	$365
Deferred provisions:
U.S. state	885	45	943	628

	$946	$60	$1,353	$993

The Partnership’s net deferred tax attributes represented current liabilities of $62 thousand and $63 thousand as of September 30, 2011 and December 31, 2010, respectively, and noncurrent assets of $1.1 million and $1.8 million as of September 30, 2011 and December 31, 2010, respectively. In connection with the Partnership’s initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. The Partnership’s share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of September 30, 2011 and December 31, 2010, the Partnership had $423 thousand and $492 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.

The Partnership applies the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740-10”). ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2011, the Partnership had no material unrecognized tax benefits (as defined in ASC Topic 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE E.	Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership’s credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership’s asset retirement obligation transactions during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Beginning asset retirement obligations	$12,793	$7,229	$12,558	$7,105
Liabilities settled	(182)	(393)	(468)	(557)
Liabilities assumed in acquisitions	—	—	6	—
New wells placed on production and changes in estimate	31	10	91	25
Accretion of discount	229	136	684	409

Ending asset retirement obligations	$12,871	$6,982	$12,871	$6,982

NOTE F.	Derivative Financial Instruments

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

Cash inflows and outflows attributable to the Partnership’s commodity derivatives are included in net cash provided by operating activities in the Partnership’s accompanying consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Cash flow hedges and derivative price risk management

Oil prices. All material physical sales contracts governing the Partnership’s oil production are tied directly or indirectly to the New York Mercantile Exchange (“NYMEX”) prices. The following table sets forth the volumes in Bbls underlying the Partnership’s outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2011:

	2011
	Fourth Quarter	Year Ending December 31,
		2012	2013	2014
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	3,000	3,000	—
Price per Bbl	$77.25	$79.32	$81.02	$—
Collar contracts:
Volume (Bbls per day)	2,000	—	—	—
Price per Bbl:
Ceiling	$170.00	$—	$—	$—
Floor	$115.00	$—	$—	$—
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	2,000
Price per Bbl:
Ceiling	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$65.00	$68.00	$75.00

NGL prices. All material physical sales contracts governing the Partnership’s NGL production are tied directly or indirectly to Mont Belvieu-posted-prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of September 30, 2011:

	2011
	Fourth Quarter	Year Ending December 31,
		2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750
Price per Bbl	$34.65	$35.03

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Gas prices. All material physical sales contracts governing the Partnership’s gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2011:

	2011
	Fourth Quarter	Year Ending December 31,
		2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	5,000	2,500
Price per MMBtu	$6.65	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	—	2,500	2,500
Price differential ($/MMBtu)	$—	$(0.30)	$(0.31)

Tabular disclosures about derivative instruments. All of the Partnership’s commodity derivatives were accounted for as non-hedge derivatives as of September 30, 2011 and December 31, 2010. The following tables provide disclosure of the Partnership’s commodity derivative instruments:

Fair Value of Derivative Instruments as of September 30, 2011
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$11,120	Derivatives - current	$6,315
Derivatives - noncurrent	5,931	Derivatives - noncurrent	4,175

Total derivatives not designated as hedging instruments	$17,051		$10,490

Fair Value of Derivative Instruments as of December 31, 2010
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$18,753	Derivatives - current	$9,673
Derivatives - noncurrent	3,783	Derivatives - noncurrent	31,713

Total derivatives not designated as hedging instruments	$22,536		$41,386

(a)	Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
Location of Gain Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Oil and gas revenues	$9,198	$11,766	$27,292	$34,914

		Amount of Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		(in thousands)

Commodity contracts	Derivative gains (losses), net	$55,761	$(19,971)	$28,852	$20,334

AOCI - Hedging. The fair value of the effective portion of the derivative contracts on January 31, 2009 was reflected in AOCI-Hedging and has been and will continue to be transferred to oil and gas revenue when the forecasted hedged transactions are recognized in net income. As of September 30, 2011 and December 31, 2010, AOCI - Hedging represented net deferred gains of $9.2 million and $36.5 million, respectively, and associated deferred tax provisions of $84 thousand and $328 thousand as of September 30, 2011 and December 31, 2010, respectively.

During the three month period ending December 31, 2011, the Partnership expects to reclassify the remaining $9.2 million of net deferred hedge gains and $84 thousand of deferred tax provisions associated with derivative contracts from AOCI - Hedging to oil and gas revenues and income tax provisions, respectively.

Noncash derivative-related activity. The following table summarizes the Partnership’s noncash derivative-related activity for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Noncash hedge gains	$—	$2,559	$—	$7,595
Noncash fair value gains (losses)	62,330	(16,792)	52,702	31,814

Total noncash derivative-related gains (losses)	$62,330	$(14,233)	$52,702	$39,409

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Derivative counterparties. The Partnership uses credit criteria and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership’s credit risk policies and procedures. The following table provides the Partnership’s derivative assets and liabilities by counterparty as of September 30, 2011:

	Assets	Liabilities
	(in thousands)

JP Morgan Chase	$9,476	$—
Toronto Dominion	4,499	—
Citibank, N.A.	2,817	—
Societe Generale	—	(58)
Wells Fargo Bank, N.A.	—	(10,173)

Total	$16,792	$(10,231)

NOTE G.	Related Party Transactions

Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Producing well overhead (COPAS) fees	$2,613	$2,572	$7,825	$7,656
Payment of lease operating and supervision charges	2,039	2,149	5,952	6,079
Drilling and completion related charges	7,513	639	15,297	3,005
General and administrative expenses	1,241	1,080	3,435	3,141

Total	$13,406	$6,440	$32,509	$19,881

As of September 30, 2011 and December 31, 2010, the Partnership’s accounts payable – due to affiliates balances in the accompanying consolidated balance sheets are comprised of $667 thousand and $1.2 million, respectively, of general and administrative expenses charged to the Partnership by Pioneer.

As of September 30, 2011 and December 31, 2010, the Partnership had $423 thousand and $492 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

The General Partner annually awards restricted common units to directors under the LTIP. Associated therewith, the Partnership paid the General Partner $53 thousand and $173 thousand of general and administrative expense during the three and nine months ended September 30, 2011, respectively, and $63 thousand and $190 thousand during the three and nine months ended September 30, 2010, respectively. In addition, the General Partner awarded 30,039 and 35,118 phantom units during the nine months ended September 30, 2011 and 2010, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient’s continuous employment with Pioneer. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and nine months ended September 30, 2011 of $147 thousand and $387 thousand, respectively, of which $141 thousand and $372 thousand, respectively, was noncash,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

as compared to $66 thousand and $155 thousand, of which $63 thousand and $146 thousand was noncash, for the three and nine months ended September 30, 2010, respectively.

NOTE H.	Subsequent Event

The Partnership is not aware of any reportable subsequent events except as disclosed below:

Distribution declaration. In October 2011, the Partnership declared a cash distribution of $0.51 per common unit for the period from July 1, 2011 to September 30, 2011. The distribution is payable on November 11, 2011 to unitholders of record at the close of business on October 31, 2011. Associated therewith, the Partnership will pay $16.9 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Partnership’s financial and operating performance for the third quarter of 2011 included the following highlights:

•

Net income increased to $89.5 million ($2.69 per common unit) for the third quarter of 2011, as compared to net income of $6.5 million ($0.20 per common unit) for the third quarter of 2010. The increase in net income is primarily attributable to an increase in mark-to-market derivative net gains of $75.7 million and a $10.3 million increase in sales revenue.

•

Daily sales volumes increased to 7,429 BOEPD, as compared to 6,631 BOEPD in the third quarter of 2010, primarily due to incremental production volumes from new wells drilled as part of the Partnership’s two-rig drilling program and an increase in oil transport capacity.

•

The average reported oil and NGL sales prices increased to $108.46 and $45.27 per Bbl, respectively, and the average reported gas sales price decreased to $3.57 per Mcf during the third quarter of 2011, as compared to $100.02 per Bbl, $41.25 per Bbl and $4.53 per Mcf, respectively, during the third quarter of 2010.

•

Average oil and gas production costs per BOE decreased to $14.63 for the third quarter of 2011, as compared to $16.33 for the third quarter of 2010, primarily due to increased sales volumes having the effect of reducing per-BOE fixed production costs and declines in workover activities.

•

Net cash provided by operating activities increased to $31.6 million in the third quarter of 2011, as compared to $24.6 million in the third quarter of 2010. This increase is primarily due to higher oil and gas sales volumes and higher oil and NGL prices, partially offset by lower gas prices and cash used for working capital during the quarter.

Fourth Quarter 2011 Outlook

Based on current estimates, the Partnership expects that fourth quarter production will average 7,100 to 7,600 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE during the fourth quarter based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization (“DD&A”) expense is expected to average $5.75 to $6.75 per BOE.

General and administrative expense is expected to be $1.5 million to $2.5 million during the fourth quarter. Interest expense is expected to be $400 thousand to $600 thousand, and accretion of discount on asset retirement obligations is expected to be nominal during the fourth quarter.

The Partnership’s cash taxes and effective income tax rate for the fourth quarter are expected to be approximately one percent of earnings before income taxes as a result of the Partnership’s operations being subject to the Texas Margin tax.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $55.2 million and $159.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $44.9 million and $134.7 million for the same respective periods of 2010.

The increases in oil and gas revenues during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, were primarily due to 12 percent and seven percent increases in the average daily sales volumes, respectively, and 10 percent and 11 percent increases in average per BOE prices, respectively. The increases in oil and gas sales volumes were primarily due to incremental production from new wells drilled as part of the Partnership’s two-rig drilling program and an increase in oil transport capacity during the quarter, which resulted in a decline in oil inventory (oil held in tanks). The increase in average prices during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to eight percent and 14 percent increases in oil prices, respectively, and a 10 percent increase in NGL prices for the three months ended September 30, 2011 as compared to the same period in 2010. These oil and NGL increases were offset by a 21 percent and 29 percent decrease in gas prices during the three and nine months ended September 30, 2011, as compared to the same periods in 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides average daily sales volumes for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Oil (Bbls)	4,598	3,894	4,263	3,874
NGLs (Bbls)	1,707	1,722	1,578	1,628
Gas (Mcf)	6,744	6,092	6,503	5,987
Total (BOE)	7,429	6,631	6,925	6,500

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average reported prices:
Oil (Bbls)	$108.46	$100.02	$115.95	$101.79
NGLs (Bbls)	$45.27	$41.25	$42.94	$43.23
Gas (Mcf)	$3.57	$4.53	$3.41	$4.80
Total (BOE)	$80.77	$73.61	$84.36	$75.93

Average realized prices:
Oil (Bbls)	$86.71	$73.92	$92.50	$75.56
NGLs (Bbls)	$45.27	$30.61	$42.94	$31.98
Gas (Mcf)	$3.57	$3.23	$3.41	$3.48
Total (BOE)	$67.31	$54.32	$69.93	$56.25

Oil and gas production costs. The Partnership’s oil and gas production costs totaled $10.0 million and $28.4 million during the three and nine months ended September 30, 2011, respectively, as compared to $10.0 million and $28.2 million for the same respective periods of 2010. During the three and nine months ended September 30, 2011, total oil and gas production costs per BOE decreased by 10 percent and six percent, respectively, as compared to the three and nine months ended September 30, 2010. The decreases in production costs per BOE reflect the benefits of spreading production costs that are fixed over increasing sales volumes and the variable timing of workover activities.

The following table provides the components of the Partnership’s oil and gas production costs per BOE for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lease operating expenses	$13.37	$14.12	$13.72	$13.98
Workover costs	1.26	2.21	1.29	1.92

Total production costs	$14.63	$16.33	$15.01	$15.90

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $3.6 million and $10.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $3.0 million and $9.0 million for the same respective periods of 2010. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during the three and nine months ended September 30, 2011, the Partnership’s production and ad valorem taxes per BOE have, in the aggregate, increased by nine percent and 10 percent, respectively, as compared to the three and nine months ended September 30, 2010, primarily due to increases in realized oil and NGL prices.

The following table provides components of the Partnership’s total production and ad valorem taxes per BOE for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ad valorem taxes	$1.87	$2.09	$2.02	$2.16
Production taxes	3.44	2.77	3.51	2.89

Total production and ad valorem taxes	$5.31	$4.86	$5.53	$5.05

Depletion, depreciation and amortization expense. The Partnership’s depletion, depreciation and amortization expense was $4.4 million ($6.40 per BOE) and $11.3 million ($5.96 per BOE) for the three and nine months ended September 30, 2011, respectively, as compared to $3.3 million ($5.43 per BOE) and $9.4 million ($5.29 per BOE) for the same respective periods of 2010. The increase in per BOE depletion expense was primarily due to an increase in the Partnership’s oil and gas property basis as a result of the two-rig drilling program, partially offset by positive price revisions to proved reserves since September 30, 2010, as a result of higher average first-day-of-the-month commodity prices during the 12-month period ending on September 30, 2011, which had the effect of extending the economic lives of proved properties.

General and administrative expense. The Partnership’s general and administrative expense was $1.9 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.6 million and $4.8 million for the same respective periods of 2010. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer’s general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership’s share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The increase in general and administrative expense for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is primarily due to an increase in the general and administrative expense allocation as a result of the increase in the Partnership’s sales volumes. The Partnership is also responsible for paying for its direct third-party services.

Interest expense. Interest expense was $413 thousand and $1.2 million for the three and nine months ended September 30, 2011, respectively, as compared to $386 thousand and $1.2 million for the same respective periods of 2010. Interest expense increased modestly during the three and nine months ended September 30, 2011, as compared to the same period of 2010, due to increases in borrowings under the Partnership’s credit facility.

Derivative gains, net. Fluctuations in commodity prices during 2011 have impacted the fair value of the Partnership’s derivative contracts, which resulted in net mark-to-market derivative gains of $55.8 million and $28.9 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Partnership recognized net mark-to-market derivative losses of $20.0 million and net mark-to-market derivative gains of $20.3 million, respectively. See Note F of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Partnership’s commodity related derivative financial instruments.

Income tax provision. The Partnership recognized an income tax provision of $946 thousand and $1.4 million for the three and nine months ended September 30, 2011, respectively, as compared to income tax provisions of $60 thousand and $993 thousand for the same respective periods of 2010. The Partnership’s income tax

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

provisions increased for the three and nine months ended September 30, 2011, as compared to the same periods of 2010, primarily due to increases in mark-to-market derivative gains and oil and gas sales. See Note D of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Partnership’s income taxes.

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

Consistent with 2010, the Partnership has maintained its two-rig drilling program in 2011. During the first nine months of 2011, the Partnership added 33 new wells to production and exited the quarter with eight wells in progress. During 2011, the Partnership expects to drill approximately 40 wells at a net cost, including facility connections, of $65 million to $75 million. During 2011, the Partnership’s capital expenditures have benefited from savings realized from Pioneer’s use of internally provided drilling and completion services in connection with drilling the Partnership’s undeveloped properties. However, Pioneer has no obligation to provide its internal services in connection with any future drilling of the Partnership’s undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership’s future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins if the Partnership is to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership’s production and cash flow. A distribution for the third quarter of 2011 of $0.51 per unit was declared by the Board of Directors of the General Partner and is to be paid on November 11, 2011 to unitholders of record on October 31, 2011. The third quarter distribution reflects an increase of $0.01 per unit, or two percent, as compared to the third quarter of 2010, primarily as a result of increased available cash, reflecting the success of the Partnership’s two-rig drilling program.

Oil and gas properties. The Partnership’s cash expenditures for additions to oil and gas properties during the nine months ended September 30, 2011 increased to $50.2 million, as compared to $32.7 million for the same period of 2010. Additions to oil and gas properties reflect expenditures associated with the Partnership’s two-rig drilling program and acquisitions of interests in producing properties of $2.8 million during the nine months ended September 30, 2011. The Partnership’s expenditures for additions to oil and gas properties for the nine months ended September 30, 2011 and 2010 were funded by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of September 30, 2011, the Partnership’s contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $97.0 million at September 30, 2011. As of September 30, 2011, the Partnership’s derivative instruments represented assets of $16.8 million and liabilities of $10.3 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership’s commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives’ fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and commodity prices received on physical sales. See Notes C and F of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

information regarding the Partnership’s derivative positions and credit facility. As of September 30, 2011, the Partnership’s asset retirement obligations were $12.9 million, an increase of $313 thousand from December 31, 2010. As of September 30, 2011, the Partnership was not a party to any material off-balance sheet arrangements.

Capital resources. The Partnership’s primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings. During 2011, the Partnership expects that net cash flows from operations and the available borrowing capacity under its credit facility will be sufficient to fund its two-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions. As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.

Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2011 was $89.8 million, as compared to $75.4 million for the nine months ended September 30, 2010. The increase in net cash provided by operating activities was primarily due to increases in oil and gas production volumes and higher oil and NGL prices, partially offset by cash used for changes in working capital.

Investing activities. Net cash used in investing activities during the nine months ended September 30, 2011 was $50.2 million, as compared to $32.7 million for the nine months ended September 30, 2010. The increase in net cash used in investing activities was due primarily to increased drilling costs associated with the ongoing two-rig drilling program and oil and gas property acquisitions of $2.8 million.

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2011 was $34.6 million, as compared to net cash used in financing activities of $42.7 million for the nine months ended September 30, 2010. The decrease in net cash used in financing activities was primarily due to incremental net borrowings under the credit facility.

Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of September 30, 2011, the Partnership had $97.0 million of borrowings outstanding under its credit facility and $203 million of remaining borrowing capacity under the credit facility plus $5.2 million of cash on hand. The Partnership’s borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership’s borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. As of September 30, 2011, the Partnership was in compliance with all of its debt covenants.

The Partnership utilizes derivative swap contracts, collar contracts, and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, and (ii) help sustain unitholder distributions. In furtherance of the Partnership’s effort to meet these objectives, approximately 70 percent, 80 percent, 60 percent, and 25 percent of the Partnership’s estimated total production for the remainder of 2011 and for 2012, 2013, and 2014, respectively, have been matched with commodity swap contracts, collar contracts or collar contracts with short puts.

As discussed above under “— Capital commitments,” the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership’s primary needs for cash will be for production growth through drilling initiatives (such as the ongoing two-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership’s business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce its level of capital expenditures, reduce

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

The Partnership generally uses commodity swap contracts, collar contracts and collar contracts with short put options to mitigate the price risk attributable to changes in commodity prices on its cash available for distributions and other cash requirements. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Notes C and F of “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Partnership’s derivative instruments.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership’s costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership’s open derivative contracts during the nine months ended September 30, 2011:

Derivative Contract Net Assets (Liabilities) (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2010	$(18,850)
Changes in contract fair value	28,852
Contract maturities	(3,441)

Fair value of contracts outstanding as of September 30, 2011	$6,561

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of September 30, 2011:

	Three Months Ending December 31, 2011	Year Ending December 31,			Asset (Liability) Fair Value at September 30, 2011 (a)
		2012	2013	2014
					(in thousands)
Oil Derivatives:
Swap contracts:
Volume (Bbls per day)	750	3,000	3,000	—	$(4,423)
Price per Bbl	$77.25	$79.32	$81.02	$—
Collar contracts:
Volume (Bbls per day)	2,000	—	—	—	$6,597
Price per Bbl:
Ceiling	$170.00	$—	$—	$—
Floor	$115.00	$—	$—	$—
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	1,000	2,000	$3,933
Price per Bbl:
Ceiling	$99.60	$103.50	$111.50	$133.00
Floor	$70.00	$80.00	$83.00	$90.00
Short Put	$55.00	$65.00	$68.00	$75.00
Average forward NYMEX oil prices (b)	$93.19	$92.48	$91.07	$90.13
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	—	—	$(5,776)
Price per Bbl	$34.65	$35.03	$—	$—
Average forward Mont Belvieu NGL prices (c)	$59.24	$53.12	$—	$—
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	2,500	5,000	2,500	—	$6,402
Price per MMBtu	$6.65	$6.43	$6.89	$—
Average forward index gas prices (d)	$3.93	$4.16	$4.70	$—
Basis swap contracts (e):
Permian Basin index swaps - (MMBtus per day)	—	2,500	2,500	—	$(172)
Price differential ($/MMBtu)	$—	$(0.30)	$(0.31)	$—
Average forward basis differential prices (d)	$—	$(0.22)	$(0.25)	$—

(a)	In accordance with ASC 210-20 and ASC 815-10, the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.
(b)	The average forward NYMEX oil prices are based on October 31, 2011 market quotes.
(c)	Forward Mont Belvieu–posted-prices are not available as formal market quotes. These forward prices represent estimates as of October 31, 2011 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.
(d)	The average forward index gas prices and forward basis differential prices are based on October 31, 2011 NYMEX market quotes and October 31, 2011 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.
(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s credit facility’s sensitivity to changes in interest rates. The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on November 1, 2011.

	Three Months Ending December 31, 2011	Year Ending December 31,		Liability Fair Value at September 30, 2011
		2012	2013
	($ in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$97,000	$94,917

Average interest rate	1.40%	1.46%	1.55%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, under the headings “Item 1. Business – Competition, Markets and Regulations,” “Item 1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and the Partnership’s Quarterly Reports on Form 10-Q filed for the quarters ended March 31, 2011 and June 30, 2011, under the heading “Item 1A. Risk Factors,” which risks could materially affect the Partnership’s business, financial condition or future results. Except as set forth below, there has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K or the Quarterly Reports on Form 10-Q.

Laws and regulations pertaining to threatened and endangered species could delay or restrict the Partnership’s operations and cause it to incur substantial costs.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities, or at times private parties, may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek damages and, in some cases, criminal penalties.

Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

10.1 (a)	—	Letter Agreement between Pioneer Natural Resources USA, Inc. and Plains Marketing, L.P. dated June 22, 2011.

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
By: Pioneer Natural Resources GP LLC, its general partner

Date: November 4, 2011	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: November 4, 2011	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description

10.1 (a)	—	Letter Agreement between Pioneer Natural Resources USA, Inc. and Plains Marketing, L.P. dated June 22, 2011.

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.