Form 10-K
period 2011-12-31
Pioneer Southwest Energy Partners L.P.
filed 2012-02-29
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

Aggregate market value of common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter	$350,504,520
Number of common units outstanding as of February 28, 2012	35,713,700

(1)	Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders of Pioneer Natural Resources Company to be held during May 2012 as referenced in Part III, Item 11 of this report.

DOCUMENTS INCORPORATED BY REFERENCE:

****

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements that involve risks and uncertainties. When used in this document, the words “believes,” “plans,” “expects,” “anticipates,” “forecasts,” “intends,” “continue,” “may,” “will,” “could,” “should,” “future,” “potential,” “estimate,” or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest” or the “Partnership”) are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership’s current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership’s control. In addition, the Partnership may be subject to currently unforeseen risks that may have a material adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Item 1. Business — Competition, Markets and Regulations,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	“ASC” means Accounting Standards Codification as promulgated by the Financial Accounting Standards Board.
•	“ASU” means Accounting Standards Update as promulgated by the Financial Accounting Standards Board.
•	“Bbl” means a standard barrel containing 42 United States gallons.
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

•

“Derivatives” means financial contracts, or financial instruments, (i) with one or more notional amounts and whose values are derived from the value of one or more underlying assets, reference rates or indexes; (ii) which require no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (iii) whose terms require or permit net settlement.

•	“FASB” means Financial Accounting Standards Board.
•	“GAAP” means accounting principles that are generally accepted in the United States of America.
•	“LIBOR” means London Interbank Offered Rate, which is a market rate of interest.
•	“LNG” means liquefied natural gas.
•	“MBbl” means one thousand Bbls.
•	“MBOE” means one thousand BOEs.
•	“Mcf” means one thousand cubic feet and is a measure of natural gas volume.
•	“MMBOE” means one million BOEs.
•	“MMBtu” means one million Btus.
•	“MMcf” means one million cubic feet.
•

“Mont Belvieu-posted-price” means the daily average of natural gas liquids components as priced in Oil Price Information Service (“OPIS”) in the table “U.S. and Canada LP – Gas Weekly Averages” at Mont Belvieu, Texas.

•	“NGL” means natural gas liquids.
•	“Novation” represents the act of replacing one party to a contractual obligation with another party.
•	“NYMEX” means the New York Mercantile Exchange.
•	“NYSE” means the New York Stock Exchange.
•	“Partnership Predecessor” means Pioneer Southwest Energy Partners L.P. Predecessor.
•	“Partnership” or “Pioneer Southwest” means Pioneer Southwest Energy Partners L.P. and its subsidiaries.
•	“Pioneer” means Pioneer Natural Resources Company and its subsidiaries.
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

•	“Recompletion” means the completion for production of an existing wellbore in another formation from that in which the well has been previously completed.
•	“SEC” means the United States Securities and Exchange Commission.
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

General

The Partnership is a Delaware limited partnership that was formed in June 2007 by Pioneer to own and acquire oil and gas assets in the Partnership’s area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.

In December 2011, the Partnership completed a public offering of 2.6 million common units (the “2011 Offering”) for net proceeds of $72.6 million, including $76 thousand contributed by Pioneer Natural Resources GP LLC (the “General Partner”), a subsidiary of Pioneer, to maintain its 0.1 percent general partner interest. Concurrent with the 2011 Offering, Pioneer also sold 1.8 million of its common units for $50.5 million of net proceeds. Pioneer owns a 52.5 percent interest in the Partnership, including the 0.1 percent general partner interest.

The Partnership’s only operating segment is oil and gas producing activities. Additionally, all of the Partnership’s properties are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.

The Partnership’s executive offices are located at 5205 N. O’Connor Blvd., Suite 200, Irving, Texas 75039. The Partnership’s telephone number is (972) 969-3586. The operations and activities of the Partnership are managed by the General Partner. None of the Partnership, its operating subsidiary or the General Partner has employees. The Partnership, the General Partner and Pioneer have entered into an administrative services agreement pursuant to which Pioneer manages all of the Partnership’s assets and performs administrative services for the Partnership. As of December 31, 2011, Pioneer had approximately 3,304 full time employees, 825 of whom are dedicated to drilling and production activities in the Spraberry field in the Permian Basin of West Texas (the “Spraberry field”).

Presentation

On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity derivative contracts and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred to herein as the “2009 Acquisition”).

The 2009 Acquisition represented a transaction between entities under common control and is reported in the Partnership’s accompanying consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” similar to a pooling of interests. For all periods prior to their acquisition and assumption by the Partnership, the financial position, results of operations, cash flows and changes in owner’s equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) are referred to herein as the “Partnership Predecessor.” See Note B and Note E of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s accounting presentations and the 2009 Acquisition.

Available Information

The Partnership files or furnishes annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Partnership files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC. The public can obtain any documents that the Partnership files with the SEC at www.sec.gov.

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

The Partnership’s primary strategy for achieving its objective to maintain and increase, over time, its cash distributions to unitholders is to:

•

Develop the Partnership’s proved undeveloped reserves. At current margins, the Partnership expects that development drilling of undeveloped properties will allow it to increase cash flow from operations in order to maintain and possibly increase cash distributions to unitholders in the future. As part of a two-rig drilling program initiated in the fourth quarter of 2009, the Partnership drilled and completed 44 wells in 2011, 28 wells in 2010 and one well in 2009. The Partnership’s plans for 2012 include increasing to a three-rig drilling program, which the Partnership expects to allow it to drill between 55 wells and 60 wells in 2012. The Partnership plans to drill substantially all of these wells to the Strawn formation, and approximately 35 percent of these wells to the deeper Atoka formation.

•

Purchase oil and gas properties in its area of operations from third parties either independently or jointly with Pioneer. The Partnership believes that over the long-term it will have a cost of capital advantage relative to its corporate competitors and a technical advantage due to the scale of Pioneer’s operations, which will enhance the Partnership’s ability to acquire producing and undeveloped oil and gas properties. In addition, the Partnership believes that its relationship with Pioneer is advantageous because it allows the Partnership to jointly pursue acquisitions of oil and gas properties with Pioneer, which increases the number and type of transactions it can pursue and increases its competitiveness.

•

Purchase oil and gas properties in its area of operations directly from Pioneer. The Partnership believes that Pioneer intends to offer the Partnership over time the opportunity to purchase portions of Pioneer’s producing and undeveloped oil and gas assets in its area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time.

•

Benefit from production and reserve enhancements as a result of infill and horizontal drilling and secondary recovery initiatives being advanced by Pioneer. The Partnership believes that it benefits from its relationship with Pioneer because the Partnership is able to learn from the various production and proved reserve enhancement initiatives being performed by Pioneer. For instance, Pioneer has (i) drilled 20-acre infill locations during the past three years, (ii) initiated a 7,000 acre waterflood project during 2010 and (iii) drilled two horizontal wells during the second half of 2011, with all three initiatives having encouraging results. The ultimate outcome and impact to the Partnership of these initiatives cannot be predicted at this time.

•

Maintain a balanced capital structure to ensure financial flexibility. To fund development drilling initiatives and future property acquisitions, the Partnership is reserving approximately 25 percent of its net cash provided by operating activities. The Partnership may also use, to the extent available, external financing sources to fund acquisitions, including borrowings under its credit facility and funds from future private and public equity and debt offerings. The Partnership intends to maintain a balanced capital structure, which will afford the Partnership the financial flexibility to fund development drilling initiatives and future acquisitions. See “Liquidity” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Commitments, Capital Resources and Liquidity” for additional information about the Partnership’s capital structure.

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

Relationship with Pioneer

The Partnership believes that one of its principal strengths is its relationship with Pioneer, which owns the General Partner and common units representing a 52.4 percent limited partner interest in the Partnership. Pioneer is a large independent oil and gas exploration and production company with substantially all of its operations located in the United States. Pioneer has reported proved reserves at December 31, 2011, including the Partnership’s properties, of 1,063 MMBOE, of which 608 MMBOE, or 57 percent, were in the Spraberry field. Of the 608 MMBOE of proved reserves in the Spraberry field, 282 MMBOE, or 46 percent, were proved developed reserves and 326 MMBOE, or 54 percent, were proved undeveloped reserves. Pioneer has informed the Partnership that these proved undeveloped reserves represent approximately 4,122 future drilling locations held by Pioneer in the Spraberry field.

Pioneer has stated that it views the Partnership as an integral part of its asset portfolio and expects to offer the Partnership over time the opportunity to purchase portions of Pioneer’s oil and gas assets in the Partnership’s area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership also believes its relationship with Pioneer is advantageous because it allows the Partnership to participate jointly with Pioneer in acquisitions in the Partnership’s area of operations.

The Partnership’s omnibus agreement with Pioneer limits the Partnership’s area of operations to onshore Texas and eight counties in the southeast region of New Mexico.

Competitive Strengths

The Partnership believes the following competitive strengths will allow it to achieve its objectives of generating and growing cash available for distribution:

•	Its relationship with Pioneer:

o	Pioneer has a significant retained interest in the Spraberry field as well as an active development plan, each of which should generate acquisition opportunities for the Partnership over time;
o	Pioneer’s significant ownership in the Partnership provides it an economic incentive to sell developed and proved undeveloped oil and gas properties to it over time; and
o	The Partnership’s ability to pursue acquisitions jointly with Pioneer increases the number and type of transactions it can pursue and increases its competitiveness;

•	Its assets are characterized by long-lived and stable production; and

•

Its cost of capital and financial flexibility should over time provide it with a competitive advantage in pursuing acquisitions. Unlike the Partnership’s corporate competitors, the Partnership is not subject to federal income taxation at the entity level. In addition, unlike a traditional master limited partnership structure, neither the Partnership’s management nor Pioneer hold any incentive distribution rights that entitle them to increasing percentages of cash distributions as the Partnership’s distributions grow. The Partnership believes that, collectively, these two factors provide the Partnership with a lower long-term cost of capital, thereby enhancing the Partnership’s ability to compete for future acquisitions both individually and jointly with Pioneer.

Business Activities

Petroleum industry. Oil and NGL prices have steadily improved since the beginning of 2009, while gas prices have remained volatile and have generally trended lower since 2009. The decline in gas prices is primarily a result of growing gas production associated with discoveries of significant gas reserves in United States shale plays, combined with the warmer than normal 2011/2012 winter, which has resulted in gas storage levels being at historically high levels, and minimal economic demand growth in the United States.

During 2009, 2010 and 2011, economic stimulus initiatives implemented in the United States and worldwide served to stabilize the United States and certain other economies in the world with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain European Union (or “Eurozone”) nations, continue to face economic struggles. The outlook for a continued worldwide economic recovery is cautiously optimistic, but remains uncertain; therefore, the sustainability of the recovery in worldwide demand for energy is difficult to predict. As a result, the Partnership believes it is likely that commodity prices, especially North American gas prices, will continue to be volatile during 2012.

Significant factors that will impact 2012 commodity prices include: the ongoing impact of economic stimulus initiatives in the United States and worldwide and continuing economic struggles in Eurozone nations’ economies; political and economic developments in North Africa and the Middle East; demand from Asian and European markets; the extent to which members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations are able to manage oil supply through export quotas; and overall North American NGL and gas supply and demand fundamentals.

The Partnership uses commodity derivative contracts to mitigate the impact of commodity price volatility on the Partnership’s net cash provided by operating activities. Although the Partnership has entered into commodity derivative contracts for a large portion of its forecasted production through 2014, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Partnership could enter into derivative contracts on additional volumes in the future. As a result, the Partnership’s internal cash flows would be reduced for affected periods. A sustained decline in commodity prices could result in a shortfall in expected cash flows, which could negatively impact the Partnership’s liquidity, financial position, future results of operations and ability to sustain or increase distributions to unitholders. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information regarding the impact to oil and gas revenues during 2011, 2010 and 2009 from the Partnership’s derivative price risk management activities and the Partnership’s open derivative positions at December 31, 2011.

The Partnership. Currently, the Partnership’s oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field, all of which are operated by Pioneer, including 2,432 producing wells. The Partnership’s interest in 996 of these wells is limited to only those rights that are necessary to produce hydrocarbons from those particular wellbores, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. The Partnership acquired certain proved undeveloped oil and gas properties in connection with the 2009 Acquisition and commenced a two-rig drilling program in the fourth quarter of 2009 to begin developing the undeveloped properties. The Partnership’s plans for 2012 include increasing to a three-rig drilling program, which the Partnership expects to allow it to drill between 55 wells and 60 wells in 2012. See “Item 2. Properties – Description of Properties.” According to the latest information available from the Energy Information Administration, the Spraberry field is the second largest oil field in the United States, and the Partnership believes that Pioneer is the largest operator in the field based on recent production information. Because Pioneer is the largest producer in the Spraberry field and has a significantly greater asset base than the Partnership does, the Partnership believes it will benefit from Pioneer’s experience and scale of operations. Although Pioneer has no obligation to sell assets to the Partnership, and the Partnership is not obligated to purchase from Pioneer any additional assets, the Partnership believes that Pioneer intends to offer to the Partnership over time the opportunity to purchase portions of Pioneer’s producing and undeveloped oil and gas assets in the Partnership’s area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership believes that a substantial portion of Pioneer’s assets in the Partnership’s area of operations have or in the future will have the characteristics that will make them well-suited for ownership by a limited partnership such as the Partnership. The Partnership also expects to make acquisitions in its area of operations from third parties and to participate jointly in acquisitions with Pioneer.

Production and drilling activities. During the year ended December 31, 2011, the Partnership’s average daily production, on a BOE basis, was 6,943. Production, price and cost information with respect to the Partnership’s properties for 2011, 2010 and 2009 is set forth under “Item 2. Properties — Selected Oil and Gas Information — Production, production prices and production costs data.” During the three years ended December 31, 2011, the Partnership drilled 74 gross (71 net) wells, of which 73 gross wells were successfully completed as productive wells.

Acquisition activities. Part of the Partnership’s business strategy is to acquire oil and gas properties in its area of operations that complement its operations, provide development opportunities and potentially increase the Partnership’s net cash provided by operating activities to sustain or increase unitholder distributions. See Note B of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership’s acquisition of proved oil and gas properties in 2009.

Marketing of Production

General. As operator of the Partnership’s properties, Pioneer markets the Partnership’s production and pays the Partnership the sales proceeds attributable to its production. The production sales agreements entered into by Pioneer that are related to the Partnership’s production contain customary terms and conditions for the oil and gas industry, provide for sales based on prevailing market prices and have terms ranging from 30 days to two years. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, price regulations, distance from the well to the pipeline, commodity quality and prevailing supply conditions. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of operations and price risk.

Significant purchasers. During 2011, the Partnership’s significant purchasers were Plains Marketing L.P. (53 percent) and Occidental Energy Marketing (20 percent). The Partnership believes that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

Derivative activities. The Partnership utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts and began accounting for its derivative contracts using the mark-to-market method of accounting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the Partnership’s derivative activities, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information about the impact of commodity derivative activities on oil, NGL and gas revenues and net derivative losses during 2011, 2010 and 2009 and the Partnership’s open commodity derivative positions at December 31, 2011.

Competition, Markets and Regulations

Competition. The oil and gas industry is highly competitive. A large number of companies, including major integrated and other independent companies, and individuals engage in the development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development. Acquisitions of oil and gas properties are expected to be an important element of the Partnership’s future growth. The principal competitive factors in the acquisition of oil and gas assets include the staff and data necessary to identify, evaluate and acquire such assets and the financial resources necessary to acquire and develop the assets. Many of the Partnership’s competitors are substantially larger and have financial and other resources greater than those of the Partnership.

Markets. As operator of the Partnership’s properties, Pioneer is responsible for marketing the Partnership’s production. The Partnership’s ability to produce and Pioneer’s ability to market oil, NGLs and gas profitably depends on numerous factors beyond the Partnership’s control. The effect of these factors cannot be accurately predicted or anticipated. Although the Partnership cannot predict the occurrence of events that may affect these commodity prices or the degree to which these prices will be affected, the prices for any commodity that the Partnership produces will generally approximate current market prices in the geographic region of the production.

Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Partnership the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Partnership to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the delisting of the Partnership’s common units, which could have an adverse effect on the liquidity and market value of the common units. Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

Environmental matters and regulations. The Partnership’s operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

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

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the United States Congress and state legislatures, and federal and state regulatory agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on the Partnership’s operating costs.

The following is a summary of some of the laws, rules and regulations to which the Partnership’s business operations are or may be subject.

Waste handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA’s non-hazardous waste provisions. It is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the Partnership’s costs to manage and dispose of wastes, which could have a material adverse effect on the Partnership’s results of operations and financial position. Also, in the course of the Partnership’s operations, it generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils, that may be regulated as hazardous wastes.

Wastes containing naturally occurring radioactive materials (“NORM”) may also be generated in connection with the Partnership’s operations. Certain processes used to produce oil and gas may enhance the radioactivity of NORM, which may be present in oilfield wastes. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). These state and OSHA regulations impose certain requirements concerning worker protection; the treatment, storage and disposal of NORM waste; the management of waste piles, containers and tanks containing NORM; as well as restrictions on the uses of land with NORM contamination.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The Partnership currently owns or leases numerous properties that have been producing oil and gas for many years. Although the Partnership believes Pioneer has used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by the Partnership, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of the Partnership’s properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under Pioneer’s or the Partnership’s control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by the Partnership. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water discharges and use. The Clean Water Act (the “CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The primary federal law imposing liability for oil spills is the Oil Pollution Act (“OPA”), which sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities and onshore facilities. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil spill cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Operations associated with the Partnership’s properties also produce wastewaters that are disposed via injection in underground wells. These injection wells are regulated by the Safe Drinking Water Act (the “SDWA”) and analogous state and local laws. The underground injection well program under the SDWA requires permits from the EPA or analogous state agency for the Partnership’s disposal wells, establishes minimum standards for injection well operations and restricts the types and quantities of fluids that may be injected. Currently, the Partnership believes that disposal well operations on the Partnership’s properties comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect the Partnership’s ability to dispose of produced waters and ultimately increase the cost of the Partnership’s operations. In addition, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. The U.S. Geological Survey is advising the EPA regarding potential seismic hazards associated with these types of underground injection wells. It is possible that federal or state agencies will seek to regulate more stringently the underground injection of oil and gas wastewaters as a result of these events. Nevertheless, the Partnership is not aware of any imminent actions by federal or state agencies that would affect its use or operation of underground injection wells.

The Partnership also routinely uses hydraulic fracturing techniques in many of its drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions. The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the SDWA Underground Injection Control Program. In addition, legislation has been introduced before the United States Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. The Partnership believes that it follows applicable standard industry practices and legal requirements for groundwater protection in its hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership operates, the Partnership could incur significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

To the Partnership’s knowledge, there have been no citations, suits or contamination of potable drinking water arising from its fracturing operations. The Partnership does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, the Partnership believes its existing insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses subject to the terms of such policies.

Air emissions. The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions; obtain or strictly comply with air permits containing various emissions and operational limitations; or utilize specific emission control technologies to limit emissions of certain air pollutants. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, states can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

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

In July 2011, the EPA issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs. The EPA’s proposed rules also include NSPS standards for completions of hydraulically fractured gas wells. These standards include the reduced emission completion techniques developed in the EPA’s Natural Gas STAR program along with the flaring of gas. If finalized, these rules could require a number of modifications to the Partnership’s operations, including the installation of new equipment. Such rules could result in significant new cost and compliance burdens to the Partnership and make it more costly and time-consuming to complete oil and gas wells. Any delay or reduction in the drilling and completion of new oil and gas wells could have a material adverse effect on the Partnership’s liquidity, consolidated results of operations and consolidated financial condition.

In response to reported concerns about high concentrations of benzene in the air near certain drilling sites and gas processing facilities in the Barnett Shale area, the Texas Commission on Environmental Quality (the “TCEQ”) adopted new air emissions limitations and permitting requirements for oil and gas facilities in the state, which are applicable to facilities located in the Barnett Shale area. The TCEQ may expand the application of the requirements to facilities in other areas of the state in 2012, which could increase the cost and time associated with drilling wells. The agency’s investigations could lead to additional, more stringent air permitting requirements, increased regulation, and possible enforcement actions against producers, including the Partnership. Any adoption of laws, regulations, orders or other legally enforceable mandates governing drilling and operating activities that result in more stringent drilling or operating conditions or limit or prohibit the drilling of new wells for any extended period of time could increase the Partnership’s costs and/or reduce its production, which could have a material adverse effect on the Partnership’s results of operations and cash flows.

Endangered species. The federal Endangered Species Act (the “ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. Some of the Partnership’s operations are conducted in areas where protected species and/or their habitats are known to exist. In these areas, the Partnership may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Partnership may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Partnership’s operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where the Partnership performs activities could result in increased costs of or limitations on the Partnership’s ability to perform operations and thus have an adverse effect on its business.

The United States Fish and Wildlife Service has proposed listing the Dunes Sagebrush Lizard as endangered under the ESA and expects to make a final determination on the listing by June 2012. Some of the Partnership’s operations in the Permian Basin are located in or near areas that may potentially be designated as Dunes Sagebrush Lizard habitat. If the lizard is classified as an endangered species, the Partnership’s operations in any area that is designated as the lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and the Partnership may be required to comply with expensive mitigation measures intended to protect the lizard and its habitat. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA and issue decisions with respect to the 250 candidate species over the next several years. The designation of previously unprotected species in areas where the Partnership operates as threatened or endangered could cause the Partnership to incur increased costs arising from species protection measures or could result in limitations on the Partnership’s drilling and production activities that could have an adverse effect on the Partnership’s ability to develop and produce its reserves.

Health and safety. Operations associated with the Partnership’s properties are subject to the requirements of the federal Occupational Safety and Health Act (the “OSH Act”) and comparable state statutes. These laws and the related regulations strictly govern the protection of the health and safety of employees. The OSH Act hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statues require that the Partnership organize or disclose information about hazardous materials used or produced in the Partnership’s operations. The Partnership believes that it is in substantial compliance with these applicable requirements and with other OSH Act and comparable requirements.

Global warming and climate change. In December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases,” or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA adopted two sets of rules that regulate greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources. The EPA has also adopted rules requiring the reporting on an annual basis of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries as well as certain oil and gas production facilities. The Partnership is monitoring GHG emissions from its operations in accordance with the GHG emissions reporting rule and believes that its monitoring activities are in substantial compliance with applicable reporting obligations.

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

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for the oil and gas the Partnership produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership’s business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership’s financial condition and results of operations.

The Partnership believes it is in substantial compliance with all existing environmental laws and regulations applicable to the Partnership’s current operations and that its continued compliance with existing requirements will not have a material adverse effect on the Partnership’s financial condition and results of operations. For instance, the Partnership did not incur any material capital expenditures for remediation or pollution control activities for the three years ended December 31, 2011. Additionally, the Partnership is not aware of any environmental issues or claims that will require material capital expenditures during 2012. However, accidental spills or releases may occur in the course of the Partnership’s operations, and the Partnership cannot give any assurance that it will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the Partnership cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on the Partnership’s business, financial condition and results of operations. See “Item 1A. Risk Factors” for additional information.

Other regulation of the oil and gas industry. The oil and gas industry is regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous federal and state departments and agencies are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry may increase the Partnership’s cost of doing business by increasing various drilling and operating costs, these burdens generally do not affect the Partnership any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate drilling and production while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Partnership’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas the Partnership can produce from its wells or limit the number of wells or the locations at which the Partnership can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGL and gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from the Partnership’s wells, negatively affect the economics of production from these wells, or to limit the number of locations the Partnership can drill.

Regulation of transportation and sale of gas. The availability, terms and cost of transportation significantly affect sales of gas. Federal and state regulations govern the price and terms for access to gas pipeline transportation. Intrastate gas pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies, including the Railroad Commission of Texas (the “TRRC”). The interstate transportation and sale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (the “FERC”). Since 1985, FERC has endeavored to make gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis.

Pursuant to the Energy Policy Act of 2005 (“EPAct 2005”), it is unlawful for “any entity,” including producers such as the Partnership that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act (the “NGA”), to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1.0 million per day per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

In December 2007, the FERC issued rules (“Order 704”) requiring that any market participant, including a producer such as the Partnership, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBtus during a calendar year must annually report such sales and purchases to the FERC. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist the FERC in monitoring those markets and in detecting market manipulation.

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

Regulation of transportation and sale of oil and NGLs. The availability, terms and cost of transportation significantly affect sales of oil and NGLs. Federal and state regulations govern the price and terms for access to pipeline transportation of oil and gas liquids. Intrastate pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies, including the TRRC. Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act (the “ICA”). The ICA requires that tariff rates for petroleum pipelines, which include both oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory.

Energy commodity prices. Sales prices of gas, oil, condensate and gas liquids are not currently regulated and are made at market prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. The Partnership cannot predict whether new legislation to regulate oil and gas, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the various state legislatures and what effect, if any, the proposals might have on the Partnership’s operations.

Transportation of hazardous materials. The federal Department of Transportation has adopted regulations requiring that certain entities transporting designated hazardous materials develop plans to address security risks related to the transportation of hazardous materials. The Partnership does not believe that these requirements will have an adverse effect on the Partnership or its operations. The Partnership cannot provide any assurance that the security plans required under these regulations would protect against all security risks and prevent an attack or other incident related to the Partnership’s transportation of hazardous materials.

ITEM 1A.	RISK FACTORS

The nature of the business activities conducted by the Partnership subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Partnership’s business activities. Other risks are described in “Item 1. Business — Competition, Markets and Regulations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks facing the Partnership. The Partnership’s business could also be affected by additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Partnership’s business, financial condition or results of operations. In that case, the Partnership might not be able to pay distributions on its common units and the market price of the Partnership’s common units could decline.

Risks Related to the Partnership’s Business

The Partnership may not have sufficient cash flow from operations to pay quarterly distributions on its common units following the establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to the General Partner and its affiliates.

The Partnership may not have sufficient available cash each quarter to pay its quarterly distribution of $0.51 per unit or any other amount.

Under the terms of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”), the amount of cash otherwise available for distribution will be reduced by the Partnership’s operating expenses and the amount of any cash reserve amounts that the General Partner establishes to provide for future operations, future capital expenditures, including acquisitions of additional oil and gas assets, future debt service requirements and future cash distributions to unitholders.

The amount of cash the Partnership actually generates will depend upon numerous factors related to its business that may be beyond its control, including among other things:

•	the amount of oil, NGL and gas the Partnership produces;
•	the prices at which the Partnership sells its oil, NGL and gas production;
•	the effectiveness of its commodity price derivatives;
•	the level of its operating costs, including fees and reimbursement of expenses to the General Partner and its affiliates;
•	the Partnership’s ability to economically replace proved reserves;
•	the success of the Partnership’s development drilling program;
•	the Partnership’s ability to acquire oil and gas properties from third parties in a competitive market and at an attractive price to the Partnership;
•	Pioneer’s willingness to sell assets to the Partnership at a price that is attractive to the Partnership and to Pioneer;
•	prevailing economic conditions;
•	the level of competition the Partnership faces;
•	fuel conservation measures and alternate fuel requirements; and
•	government regulation and taxation.

In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, including:

•

the level of the Partnership’s capital expenditures for acquisitions of additional oil and gas assets, developing proved undeveloped properties, and recompletion opportunities in existing oil and gas wells;

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Commitments, Capital Resources and Liquidity” for a discussion of additional restrictions and factors that could affect the Partnership’s ability to make cash distributions.

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

The oil, NGL and gas markets are highly volatile, and the Partnership cannot predict future oil, NGL and gas prices. Prices for oil, NGLs and gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGL and gas, market uncertainty and a variety of additional factors that are beyond the Partnership’s control, such as:

•	domestic and worldwide supply of and demand for oil, NGL and gas;
•	inventory levels at Cushing, Oklahoma, the benchmark for West Texas Intermediate (“WTI”) oil prices;
•	gas inventory levels in the United States;
•	weather conditions;
•	overall domestic and global political and economic conditions;
•	actions of OPEC and other state-controlled oil companies relating to oil price and production controls;
•	the effect of liquefied natural gas, or LNG, deliveries to the United States;
•	technological advances affecting energy consumption and energy supply;
•	domestic and foreign governmental regulations and taxation;
•	the effect of energy conservation efforts;
•	the capacity, cost and availability of oil and gas pipelines and other transportation facilities, and the proximity of these facilities to the Partnership’s wells; and
•	the price and availability of alternative fuels.

In the past, prices of oil, NGL and gas have been extremely volatile, and the Partnership expects this volatility to continue. For example, during the year ended December 31, 2011, the NYMEX oil price ranged from a high of $113.93 per Bbl to a low of $75.67 per Bbl, while the NYMEX Henry Hub gas price ranged from a high of $4.85 per MMBtu to a low of $2.99 per MMBtu.

Significant or extended price declines could also adversely affect the amount of oil, NGL and gas that the Partnership can produce economically. A reduction in production could result in a shortfall in expected cash flows and may negatively affect the Partnership’s ability to pay distributions.

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

A significant portion of the Partnership’s assets consists of working interests in identified producing wells, or “wellbore interests,” and the Partnership does not have the right to develop other portions of the leaseholds related to such wellbore interests.

A significant portion of the Partnership’s assets consist only of mineral interests and leasehold interests in identified producing wells (often referred to as wellbore interests). The Partnership’s rights as to these wellbores are limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. In addition, the Partnership’s operations with respect to these wellbore interests are limited to the interval from the surface to the depth of the deepest producing perforation in the wellbore, plus an additional 100 feet as a vertical easement for operating purposes only. The Partnership is also prohibited from extending the horizontal reach of the wellbore interest. These restrictions on the

Partnership’s ability to extend the vertical and horizontal limits of its existing wellbore interests could have an adverse effect on its ability to maintain and grow its production and reserves and to make cash distributions to its unitholders.

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

To fund its acquisitions and capital commitments, the Partnership will be required to use cash generated from its operations, borrowings or the proceeds from the issuance of additional partnership interests, or some combination thereof, which could limit its ability to sustain its level of distributions. For example, the Partnership plans to use approximately 25 percent of its cash flow to drill undeveloped locations and/or acquire additional oil and gas assets in order to maintain its production, proved reserves and cash flow. To the extent its production declines faster than the Partnership anticipates or the cost to drill for or acquire additional reserves is greater than the Partnership anticipates, the Partnership will require a greater amount of capital to maintain its production, proved reserves and cash flow. The use of cash generated from operations to fund drilling or acquisitions will reduce cash available for distribution to its unitholders. The Partnership’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings could be limited by its financial condition at the time of any such financing or offering, the covenants in its credit facility or future financing agreements, adverse market conditions or other contingencies and uncertainties that are beyond the Partnership’s control. The Partnership’s failure to obtain the funds necessary for future drilling initiatives or acquisitions could materially affect its business, results of operations, financial condition and ability to pay distributions. Even if the Partnership is successful in obtaining the necessary funds, the terms of such financings could limit its ability to pay distributions to its unitholders. In addition, incurring additional debt could significantly increase the Partnership’s interest expense and financial leverage, and issuing additional partnership interests to raise capital could result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then current distribution rate, which could reduce its distributions materially.

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

Many of the Partnership’s wells directly offset potential drilling locations held by Pioneer or third parties. The owners of leasehold interests lying contiguous or adjacent to or adjoining the Partnership’s interests could take actions, such as drilling additional wells, which could adversely affect its operations. It is in the nature of petroleum reservoirs that when a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of the Partnership’s proved reserves. The Partnership has agreed not to object to such drilling by Pioneer. The depletion of the Partnership’s proved reserves from offset drilling locations could materially adversely affect its ability to maintain and grow its production and proved reserves and to make cash distributions to its unitholders.

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

Future price declines could result in a reduction in the carrying value of the Partnership’s proved oil and gas properties, which could adversely affect the Partnership’s results of operations.

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

To achieve more predictable cash flow and to manage the Partnership’s exposure to fluctuations in commodity prices, the Partnership is a party to, and in the future the Partnership may enter into, derivative arrangements covering a significant portion of the Partnership’s oil, NGL and gas production that could result in both realized and unrealized derivative losses. Since the Partnership’s decision to discontinue hedge accounting effective February 1, 2009, these derivative arrangements have been subject to mark-to-market accounting treatment, and the changes in fair market value of the arrangements are being reported in the Partnership’s statement of operations each quarter, which may result in significant noncash losses. The Partnership has direct commodity price exposure on the portion of its production volumes not covered by derivative contracts. Failure to protect against declines in commodity prices exposes the Partnership to reduced revenue and liquidity when prices decline. As of February 24, 2012, approximately 25 percent, 35 percent and 45 percent of the Partnership’s estimated total production for 2012, 2013 and 2014, respectively, is not covered by derivative contracts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The failure by counterparties to the Partnership’s derivative contracts to perform their obligations could have a material adverse effect on the Partnership’s results of operations.

The Partnership has adopted a policy that contemplates protecting the prices for approximately 65 percent to 85 percent of expected production for a period of up to five years. In addition, the Partnership’s credit facility requires it to enter into derivative contracts for 50 percent or more of its oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2012. See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership’s derivative positions as of December 31, 2011. The use of derivative contracts involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default in its obligations under the Partnership’s derivative contracts, such a default could have a material adverse effect on the Partnership’s results of operations, and could result in a larger percentage of the Partnership’s future production being subject to commodity price changes.

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

As of February 24, 2012, approximately 75 percent, 65 percent and 55 percent of the Partnership’s estimated total production for 2012, 2013 and 2014, respectively, have been matched with fixed price commodity swaps or collar contracts with short put options. As the Partnership’s derivative contracts expire, more of its future production will be sold at market prices unless the Partnership enters into further derivative transactions. The Partnership’s credit facility requires it to enter into derivative arrangements for not less than 50 percent of the Partnership’s projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2012. The Partnership’s commodity price derivative strategy and future derivative transactions are determined by the General Partner, which is not under any obligation to enter into derivative contracts on a specific portion of the Partnership’s production, other than to comply with the terms of the Partnership’s credit facility for so long as it may remain in place. The prices at which the Partnership enters into derivative contracts on its production in the future will be dependent upon commodity prices at the time the Partnership enters into these transactions, which may be substantially lower than current oil, NGL and gas prices. Accordingly, the Partnership’s derivative contracts may not protect it from significant and sustained declines in oil, NGL and gas prices received for its future production. Conversely, the Partnership’s commodity price derivative strategy could limit its ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of the Partnership’s future production will not be covered by derivative contracts as compared to the next few years, which would result in its earnings becoming more sensitive to commodity price changes.

The Partnership’s sales of oil, gas and NGLs, and any derivative activities related to such energy commodities, expose the Partnership to potential regulatory risks.

The FERC, the Federal Trade Commission and the Commodity Futures Trading Commission (the “CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Partnership’s business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Partnership’s physical sales of oil, gas and NGLs, and any derivative activities related to these energy commodities, the Partnership is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect the Partnership’s financial condition or results of operations.

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

Furthermore, different reserve engineers may make different estimates of proved reserves and cash flows based on the same available data. The Partnership’s actual production, revenues and expenditures with respect to proved reserves will likely be different from estimates, and the differences may be material.

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

Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. In general, it requires the use of the average of the first-day-of-the-month commodity prices during the twelve-month period preceding the date of the estimate, as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas production because of seasonal price fluctuations or other varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flows could be materially different from the future net cash flows that are ultimately received. In addition, the ten percent discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Partnership or the oil and gas industry in general. Therefore, the estimates of discounted future net cash flows or Standardized Measure in this Report should not be construed as accurate estimates of the current market value of the Partnership’s proved reserves.

Producing oil and gas involves numerous risks and uncertainties that could adversely affect the Partnership’s financial condition or results of operations and, as a result, its ability to pay distributions to its unitholders.

The operating cost of a well includes variable costs, and increases in these costs can adversely affect the economics of a well. Furthermore, the Partnership’s operations, including well stimulation and completion activities, such as hydraulic fracturing, are subject to all the risks normally incident to the oil and gas development and production business, and could be curtailed or delayed or become uneconomical as a result of other factors, including:

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
•

environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

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

The Partnership does not operate any of its properties. Pioneer operates all of the Partnership’s oil and gas properties pursuant to operating agreements. The Partnership has limited ability to influence or control the operation of these properties or the amount of maintenance capital that the Partnership is required to fund with respect to them. The Partnership has agreed that it will not object to Pioneer’s development of the leasehold acreage surrounding the Partnership’s wells, that any well operations Pioneer proposes will take precedence over any conflicting operations the Partnership proposes, and that the Partnership will allow Pioneer to use certain of the Partnership’s production facilities in connection with other wells operated by Pioneer, subject to capacity limitations. In addition, the Partnership is restricted in its ability to remove Pioneer as the operator of the Partnership’s properties. The Partnership’s dependence on Pioneer for these projects and its limited ability to influence or control the operation of these properties could materially adversely affect the realization of its targeted returns, resulting in smaller distributions to its unitholders.

The Partnership’s area of operations is in an area of high industry activity, which may impact the ability of Pioneer, as operator of the Partnership’s properties, to obtain the personnel, equipment, services, resources and facilities access needed to complete development activities as planned or result in increased costs.

The Partnership’s drilling program is being conducted in the Spraberry field, an area in which industry activity has increased rapidly. As a result, demand for personnel, equipment, hydraulic fracturing, proppant for fracture stimulation operations, water and other services and resources, as well as access to transportation, processing and refining facilities for these areas has increased, as has the costs for those items. A delay or inability to secure the personnel, equipment, hydraulic fracturing services, proppant for fracture stimulation operations, other services, resources and facilities access necessary for Pioneer, the operator of the Partnership’s properties, to complete its development activities as planned could result in a rate of oil and gas production below the rate forecasted, and significant increases in costs would impact the Partnership’s profitability.

Pioneer has managed the availability and costs of certain well services through the use of internally provided drilling, fracture stimulation and completion services. During 2011, the Partnership’s capital expenditures benefited from savings realized from Pioneer’s use of such internally provided services in connection with development drilling on the Partnership’s properties. The Partnership expects that its capital expenditures will benefit in 2012 as well; however, Pioneer has no obligation to provide its internal services in connection with the drilling of the Partnership’s undeveloped properties. See Note E of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information about Pioneer services and related party charges.

The Partnership’s expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

The Partnership has identified drilling locations and prospects for future drilling opportunities and enhanced recovery activities. These drilling locations represent a significant part of the Partnership’s future drilling plans. The Partnership’s ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, drilling and production costs, access to and availability of equipment, services and personnel, and drilling results. Because of these uncertainties, the Partnership cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Partnership’s expectations for success. As such, the Partnership’s actual drilling and enhanced recovery activities may materially differ from the Partnership’s current expectations, which could have a significant adverse effect on the Partnership’s reserves, financial condition and results of operations.

The Partnership’s actual production could differ materially from its forecasts.

From time to time the Partnership provides forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production from existing wells and the results of future drilling activity. In addition, the Partnership’s forecasts assume that none of the risks associated with the Partnership’s oil and gas operations summarized in this “Item 1A. Risk Factors” occur, such as facility or equipment malfunctions, adverse weather effects, or downturns in commodity prices or significant increases in costs, which could make certain drilling activities or production uneconomical.

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

A substantial amount of the Partnership’s production is purchased by two companies. If these companies reduce the amount of the Partnership’s production that they purchase, the Partnership’s revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements. A failure by purchasers of the Partnership’s production to perform their obligations to the Partnership could require the Partnership to recognize a charge in earnings and have a material adverse effect on the Partnership’s results of operations.

For the year ended December 31, 2011, purchases by Plains Marketing, L.P. and Occidental Energy Marketing represented approximately 53 percent and 20 percent of the Partnership’s sales revenue, respectively. If these companies were to reduce the amount of the Partnership’s production that they purchase, the Partnership’s revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements.

In addition, a failure by any of these companies, or any purchasers of the Partnership’s production, to perform their payment obligations to the Partnership could have a material adverse effect on the Partnership’s results of operation. To the extent that purchasers of the Partnership’s production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to the Partnership. If for any reason the Partnership were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of the Partnership’s production were uncollectible, the Partnership would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in its liquidity and ability to make distributions.

Plains Marketing, L.P. and Occidental Energy Marketing purchase the majority of the Partnership’s oil production pursuant to existing marketing agreements with Pioneer. The Partnership is not a party to the marketing agreements with Plains Marketing, L.P. or Occidental Energy Marketing. Pursuant to the provisions of standard industry operating agreements to which the Partnership’s properties are subject and to which the Partnership is a party, Pioneer, as operator, markets the production on behalf of all working interest owners, including the Partnership, and determines in its sole discretion the terms on which the Partnership’s production is sold.

As is standard in the industry, the oil sold under Pioneer’s marketing agreements with Plains Marketing, L.P. and Occidental Energy Marketing is sold at the West Texas Intermediate (Cushing) price, less the Midland, Texas location and transportation differentials at the time of sale. The primary term of Pioneer’s marketing agreement with Plains Marketing, L.P. expired on January 1, 2011; however, the contract will continue to automatically extend on a month-to-month basis until either party gives 90 days advance written notice of non-renewal. The primary term of the marketing agreement between Pioneer and Occidental Energy Marketing expires on December 31, 2012, after which time the contract will automatically be extended on a month-to-month basis until either party gives 30 days advance written notice of non-renewal.

In the event of a deterioration of the credit and capital markets, the Partnership may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under its current credit facility, which could hinder or prevent the Partnership from meeting its future capital needs.

As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets is higher than historical levels, with many lenders and institutional investors increasing interest rates, enacting tighter lending standards and limiting the amount of funding available to borrowers. If these trends continue, the Partnership could be unable to obtain adequate funding under its credit facility if (i) the Partnership’s lending counterparties become unwilling or unable to meet their funding obligations or (ii) the amount the Partnership may borrow under its current credit facility is reduced as a result of lower oil, NGL or gas prices, declines in proved reserves, stricter lending requirements or regulations, or for other reasons. Due to these factors, the Partnership cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Partnership may be unable to implement its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Partnership’s production, revenues and results of operations.

Declining general economic, business or industry conditions could have a material adverse effect on the Partnership’s results of operations.

Concerns over the worldwide economic outlook, geopolitical issues, the availability and cost of credit, and the United States mortgage and real estate markets continue to increase volatility and affect expectations for the global economy. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, resulted in a worldwide recession. While the worldwide economic outlook seems to be improving, concerns about global economic growth or government debt in the Eurozone or the United States could have a significant adverse effect on global financial markets and commodity prices. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish, which could depress the price at which the Partnership can sell its oil, NGLs and gas and ultimately decrease the Partnership’s net revenue and profitability.

The Partnership faces significant competition, and many of its competitors have resources in excess of the Partnership’s available resources.

The oil and gas industry is highly competitive, including with respect to acquiring producing oil and gas assets, marketing oil and gas and securing equipment and trained personnel, and the Partnership competes with other companies that have greater resources. Many of the Partnership’s competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than the Partnership’s. Those companies may be able to develop and acquire more assets than the Partnership’s financial or personnel resources permit. The Partnership’s ability to acquire additional oil and gas assets in the future will depend on Pioneer’s willingness and ability to evaluate and select suitable assets and the Partnership’s ability to consummate transactions in a highly competitive environment. Many of the Partnership’s larger competitors not only drill for and produce oil and gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and gas assets and evaluate, bid for and purchase a greater number of assets than the Partnership’s financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and gas industry. These larger companies may also have a greater ability to absorb the burden of present and future federal, state, local and other laws and regulations. The Partnership’s inability to compete effectively with larger companies could have a material adverse effect on its business activities, financial condition and results of operations.

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

There are a variety of operating risks inherent in the Partnership’s oil and gas properties, gathering systems and associated facilities, such as leaks, explosions, mechanical problems and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of its operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of its operations and substantial revenue losses. The location of the Partnership’s oil and gas properties, gathering systems and associated facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.

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

In an environment of rising commodities prices, demand for drilling rigs, supplies, oilfield services, equipment and crews generally increases, which could delay the Partnership’s operations, lead to increased costs and reduce its cash available for distribution, which could be exacerbated if the Partnership’s derivatives limit the ability of the Partnership to benefit from higher commodities prices.

Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. For example, during the past year, oil and gas companies generally experienced increasing drilling and operating costs due to increasing oil and NGL prices. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the Partnership’s ability to drill wells and conduct operations. Any delay in the drilling of new wells or significant increase in drilling costs could reduce its future revenues and cash available for distribution. In addition, if the Partnership’s derivatives limit the Partnership’s ability to realize the benefit of higher commodities prices, the Partnership could experience higher costs without a commensurate increase in cash flows.

Development drilling involves risks and may not result in commercially productive reserves.

Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	adverse weather conditions;
•	restricted access to land for drilling or laying pipelines; and
•	access to, and the cost and availability of, the equipment, services and personnel required to complete the Partnership’s drilling and completion activities.

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

The marketability of the Partnership’s oil, NGL and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, oil, NGL and gas gathering systems and processing facilities. The amount of oil, NGL and gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline or processing facility interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. For example, substantially all of the Partnership’s gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants. If either or both of these plants were to be shut down, the Partnership might be required to shut in production from the wells serviced by those plants. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, the Partnership is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system, pipeline, storage or processing capacity could reduce the Partnership’s ability to market its oil, NGL and gas production and harm its business.

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

The operations of the third parties on whom the Partnership relies for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes could affect the costs that the Partnership pays for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom the Partnership relies could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make distributions to unitholders. See “Item 1. Business — Competition, Markets and Regulations” above for additional discussion regarding government regulation.

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

Strict, joint and several liability may be imposed under certain environmental laws, which could cause the Partnership to become liable for the conduct of others or for consequences of its own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, its ability to make distributions to its unitholders could be adversely affected. See “Item 1. Business — Competition, Markets and Regulations” above for additional discussion regarding government regulation.

The adoption of climate change legislation by the United States Congress and/or regulation by the EPA could result in increased operating costs and reduced demand for the oil, NGLs and gas the Partnership produces.

During December 2009, the EPA officially published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted two sets of rules that regulate greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources. The EPA has also adopted rules requiring the reporting on an annual basis of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries as well as certain oil and gas production facilities.

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

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and gas, which could reduce the demand for the oil and gas the Partnership produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership’s business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership’s financial condition and results of operations. See “Item 1. Business — Competition, Markets and Regulations” above for additional discussion regarding government regulation.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Partnership’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership, that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations to implement the new legislation. In December 2011, the CFTC extended temporary exemptive relief from certain regulations applicable to swaps until no later than July 16, 2012. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide derivative transactions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require the Partnership to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivatives activities, although the application of those provisions to the Partnership is uncertain at this time. The financial reform legislation may also require the counterparties to the Partnership’s derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect the Partnership’s available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce the Partnership’s ability to monetize or restructure its existing derivative contracts, and increase the Partnership’s exposure to less creditworthy counterparties. If the Partnership reduces its use of derivatives as a result of the legislation and regulations, the Partnership’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership’s ability to plan for and fund capital expenditures or make distributions to unitholders. Finally, the legislation was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Partnership’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Partnership, its financial condition, its results of operations and its ability to make distributions to unitholders.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The Partnership routinely utilizes hydraulic fracturing techniques in many of its drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions. The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesels under the SDWA’s Underground Injection Control Program. Moreover, the EPA issued proposed rules in July 2011 that would subject oil and gas production activities to regulation under the NSPS air emissions program including, among other things, the implementation of standards for reduced emission completion techniques to be used during hydraulic fracturing activities. In addition, legislation has been introduced before the United States Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership operates, it could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Laws and regulations pertaining to threatened and endangered species could delay or restrict the Partnership’s operations and cause it to incur substantial costs.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, the CWA and the CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities, or at times private parties, may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek damages and, in some cases, criminal penalties. The United States Fish and Wildlife Service has proposed listing the Dunes Sagebrush Lizard as endangered under the ESA and expects to make a final determination on the listing by June 2012. Some of the Partnership’s operations in the Permian Basin are located in or near areas that may potentially be designated as Dunes Sagebrush Lizard habitat. If the lizard is classified as an endangered species, the Partnership’s operations in any area that is designated as the lizard’s habitat may be limited, delayed or, in some circumstances, prohibited, and the Partnerships may be required to comply with expensive mitigation measures intended to protect the lizard and its habitat.

The Partnership’s business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

As an oil and gas producer, the Partnership faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the Partnership’s facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected the Partnership’s operations to increased risks that could have a material adverse effect on the Partnership’s business. In particular, the Partnership’s implementation of various procedures and controls to monitor and mitigate security threats and to increase security for the Partnership’s information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to the Partnership’s operations and could have a material adverse effect on the Partnership’s reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage the Partnership’s reputation and lead to financial losses from remedial actions, loss of business or potential liability.

These risks are not the only risks related to the Partnership’s business. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

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

Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls the General Partner, which controls the Partnership. The directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to Pioneer. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner, including Pioneer. Conflicts of interest may arise between Pioneer and its affiliates, including the General Partner, on the one hand, and the Partnership on the other hand. As a result of these conflicts, the directors and officers of the General Partner may favor the interests of the General Partner and the interests of its affiliates over the Partnership’s interests. These potential conflicts include, among others, the following situations:

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

See Note E of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Because the Partnership does not have any officers or employees, the Partnership relies on Pioneer to identify and evaluate for the Partnership oil and gas assets for acquisition. Pioneer is not obligated to present the Partnership with potential acquisitions. The Partnership Agreement does not prohibit Pioneer from owning assets or engaging in businesses that compete directly or indirectly with the Partnership. In addition, Pioneer may acquire, develop or dispose of additional oil and gas properties or other assets in the future, without any obligation to offer the Partnership the opportunity to purchase or develop any of those properties. Pioneer is a large, established participant in the oil and gas industry, and has significantly greater resources and experience than the Partnership has, which factors could make it more difficult for the Partnership to compete with Pioneer. If Pioneer fails to present the Partnership with, or successfully competes against the Partnership for, potential acquisitions, the Partnership may not be able to replace or increase the Partnership’s production and proved reserves, which would adversely affect the Partnership’s cash from operations and the Partnership’s ability to make cash distributions to unitholders.

Cost reimbursements to Pioneer and the General Partner and their affiliates for services provided, which are determined by the General Partner, can be substantial and reduce the Partnership’s cash available for distribution to unitholders.

The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner or its affiliates in connection with operating the Partnership’s business, including overhead allocated to the General Partner by its affiliates, including Pioneer. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on the Partnership’s behalf, and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine in good faith the expenses that are allocable to the Partnership. The Partnership is a party to agreements with Pioneer, the General Partner and certain of their affiliates, pursuant to which the Partnership makes payments to the General Partner and its affiliates. Payments for these services can be substantial and reduce the amount of cash available for distribution to unitholders. See Note E of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of some of these agreements.

The Partnership can issue an unlimited number of additional units, including units that are senior to the common units, without the approval of unitholders, which would dilute existing ownership interests.

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

•

generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the Conflicts Committee of the Board of Directors of the General Partner and not involving a vote of unitholders must be determined in good faith. Under the Partnership Agreement, “good faith” for this purpose means that a person making any determination or taking or declining to take any action subjectively believes that the decision or action made or taken (or not made or taken) is fair and reasonable to the Partnership taking into account the totality of the relationships between the parties involved or is on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties;

•	provides that in resolving a conflict of interest, the General Partner and its Conflicts Committee may consider:

¡	the relative interests of the parties involved and the benefits and burdens relating to such interest;
¡	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership);
¡	any customary or accepted industry practices and any customary or historical dealings with a particular person;
¡	any applicable engineering practices or generally accepted accounting practices or principles;
¡	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and
¡	in the case of the Conflicts Committee only, such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances;

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting the Partnership’s business and, therefore, limited ability to influence management’s decisions. Unitholders have no right to elect the General Partner or its Board of Directors on an annual or other continuing basis. The Board of Directors of the General Partner is chosen entirely by Pioneer and not by the Partnership’s unitholders. Furthermore, even if unitholders are dissatisfied with the performance of the General Partner, currently it would be difficult for them to remove the General Partner because Pioneer owns a substantial number of common units. The vote of the holders of at least 66-2/3 percent of all outstanding common units voting together as a single class is required to remove the General Partner. Pioneer currently owns 52.4 percent of the outstanding common units.

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

Unitholders who are not Eligible Holders may not be entitled to receive distributions or allocations of income or loss on their common units, and their common units could become subject to redemption.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law and currently conducts business only in the State of Texas. Unitholders could have unlimited liability for the Partnership’s obligations if a court or government agency determined that their right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the Partnership Agreement or to take other actions under the Partnership Agreement constituted “control” of the Partnership’s business.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, the Partnership may not make a distribution to unitholders if the distribution would cause the Partnership’s liabilities to exceed the fair value of its assets. Liabilities to partners on account of their partnership interests and liabilities that are nonrecourse to the Partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to such purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the Partnership Agreement.

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

Pioneer holds an aggregate of 18,721,200 common units, 52.4 percent of the outstanding common units. The sale of these units in the public markets could have an adverse effect on the price of the common units.

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

These risks are not the only risks related to an investment in the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

Tax Risks to Common Unitholders

The Partnership’s tax treatment depends on its status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat the Partnership as a corporation for federal income tax purposes, the Partnership’s cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership’s being treated as a partnership for federal income tax purposes. A publicly traded partnership such as the Partnership may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Although the Partnership believes it is treated as a partnership rather than a corporation for such purposes, a change in the Partnership’s business could cause the Partnership to be treated as a corporation for federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting the Partnership.

In addition, a change in current law may cause the Partnership to be treated as a corporation for federal income tax purposes. For example, members of Congress have from time to time considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. If the Partnership were subject to federal income tax as a corporation, its cash available to pay distributions would be reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units.

Current law could change so as to cause the Partnership to be treated as a corporation for federal income tax purposes or otherwise subject the Partnership to entity-level federal taxation. Any such changes could negatively affect the value of an investment in the common units.

A material amount of additional entity-level taxation by individual states would further reduce the Partnership’s cash available for distribution.

Changes in current state law could subject the Partnership to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example the Partnership is required to pay an annual Texas Margin tax at a maximum effective rate of 0.7 percent of its federal gross income apportioned to Texas in the prior year. Imposition of such a tax on the Partnership by any other state in which the Partnership may conduct activities in the future would further reduce the cash available for distribution.

The IRS could challenge the Partnership’s proration of its items of income, gain, loss and deduction between transferors and transferees of common units, which could change the allocation of items of income, gain, loss and deduction among the Partnership’s unitholders.

The Partnership prorates its items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method the Partnership has adopted. If the IRS were to challenge this method or if new Treasury regulations addressing these matters were issued, the Partnership could be required to change the allocation of items of income, gain, loss and deduction among the Partnership’s unitholders.

The IRS could contest the federal income tax positions the Partnership takes.

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter affecting it. The IRS could adopt positions that differ from the positions the Partnership takes. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions the Partnership takes, and a court could disagree with some or all of the Partnership’s positions. The costs of any contest with the IRS would reduce the Partnership’s cash available for distribution.

Unitholders are required to pay taxes on their share of the Partnership’s income even if they do not receive any cash distributions from the Partnership.

Because the Partnership’s unitholders are treated as partners to whom the Partnership allocates taxable income, which could be different in amount than the cash the Partnership distributes, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes, on their share of the Partnership’s taxable income even if they receive no cash distributions from the Partnership. Unitholders may not receive cash distributions from the Partnership equal to their share of the Partnership’s taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of common units could be more or less than expected.

If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of the Partnership’s net taxable income decrease a unitholder’s basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units the unitholder sells will, in effect, become taxable income to the unitholder if its sells such units at a price greater than its tax basis in those units, even if the price it receives is less than its original cost. Furthermore, a substantial portion of the amount realized may be taxed as ordinary income due to potential recapture items, including depletion, depreciation and intangible drilling and development costs recapture. In addition, because the amount realized includes a unitholder’s share of the Partnership’s nonrecourse liabilities, if a unitholder sells its common units, it may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that could result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons, raises issues unique to them. For example, virtually all of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income.

The Partnership will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased, which could be challenged by the IRS.

To maintain the uniformity of the economic and tax characteristics of its common units, the Partnership has adopted depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to the Partnership’s unitholders. For example, the Partnership does not amortize certain goodwill assets, the value of which has been attributed to certain of its outstanding common units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b) (“Section 743(b)”); however, because the Partnership cannot identify these units once they are traded by the initial holder, it does not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders reporting that they have a higher tax basis in their units than would be the case if the IRS strictly applied Treasury Regulations relating to these depreciation or amortization adjustments. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied those Treasury Regulations.

The IRS may challenge the manner in which the Partnership calculates its unitholder’s basis adjustment under Section 743(b). If so, because the specific unitholders to which this issue relates cannot be identified, the IRS may assert adjustments to all unitholders selling units within the period under audit. A successful IRS challenge to this position or other positions the Partnership may take could adversely affect the amount of taxable income or loss allocated to its unitholders. It also could affect the gain from a unitholder’s sale of common units or result in audit adjustments to the Partnership’s unitholders’ tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative effect on the value of the Partnership’s common units.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

If a unitholder loans its units to a “short seller” to cover a short sale of units, the unitholder may be considered as having disposed of the loaned units, and the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. During the period of the loan, any of the Partnership’s income, gain, loss or deduction with respect to those units may not be reportable by a unitholder and any cash distributions it receives as to those units may be fully taxable as ordinary income. To avoid the risks associated with a loan to a short seller, unitholders should consider modifying any applicable brokerage account agreements to prohibit their broker from borrowing their units.

The Partnership has adopted certain valuation methodologies for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When the Partnership issues additional units or engages in certain other transactions, it will determine the fair market value of its assets and allocate any unrealized gain or loss attributable to its assets to the capital accounts of the unitholders and the general partner. This methodology may be viewed as understating the value of the Partnership’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under the Partnership’s valuation methods, subsequent purchasers of common units may have a greater portion of their Section 743(b) adjustment allocated to the Partnership’s tangible assets and a lesser portion allocated to its intangible assets. The IRS may challenge these valuation methods, or the Partnership’s allocation of the Section 743(b) adjustment attributable to its tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between the general partner and certain of the unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to the Partnership’s unitholders. It also could affect the amount of taxable gain from the Partnership’s unitholders’ sale of common units and could have a negative effect on the value of the common units or result in audit adjustments to the unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50 percent or more of the Partnership’s capital and profits interests during any twelve-month period will result in the termination of the Partnership for federal income tax purposes.

The Partnership will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in the Partnership’s capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest will be counted only once. The Partnership’s termination would, among other things, result in the closing of the Partnership’s taxable year for all unitholders, which would result in the Partnership filing two tax returns (and unitholders receiving two Schedule K-1’s) for one fiscal year. The Partnership’s termination could also result in a deferral of depreciation deductions allowable in computing its taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of the Partnership’s taxable year may also result in more than twelve months of the Partnership’s taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Under current law, the Partnership’s termination would not affect its classification as a partnership for federal income tax purposes, but instead, the Partnership would be treated as a new partnership for tax purposes. If treated as a new partnership, the Partnership must make new tax elections and could be subject to penalties if the Partnership is unable to determine that a termination occurred. Under an IRS relief procedure, if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 for the tax years in which the technical termination occurs.

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

In recent years, legislation has been proposed that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas companies. Such tax legislation changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of these or similar changes will be proposed in the future and, if enacted, how soon any such changes could become effective. The passage of any future legislation in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to the unitholders and negatively affect the value of an investment in the common units.

These risks are not the only tax risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Reserve Rule Changes

During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) and, during 2010, the FASB issued ASU 2010-03 “Extractive Industries – Oil and Gas,” which aligned the estimation and disclosure requirements of ASC Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2010-03 became effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

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

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty”;
•	Broadening the types of technology that an issuer may use to establish reserves estimates and categories; and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserve Estimation Procedures and Audits

The information included in this Report about the Partnership’s proved reserves as of December 31, 2011, 2010 and 2009 represents evaluations prepared by Pioneer’s reservoir engineers. Netherland, Sewell & Associates, Inc. (“NSAI”) audited all of the Partnership’s proved reserves as of December 31, 2011, 2010 and 2009. The Partnership has no oil and gas reserves from non-traditional sources.

Reserve estimation procedures. Pioneer has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation reporting processes by Pioneer’s Worldwide Reserves Group (the “WWR”), and annual external audits of all of the Partnership’s proved reserves by NSAI.

The management of Pioneer’s oil and gas assets is decentralized geographically by individual asset teams responsible for the oil and gas activities in each of Pioneer’s operating areas. Pioneer’s Permian asset team (the “Asset Team”) is staffed with reservoir engineers and geoscientists who prepare reserve estimates for the Permian assets at the end of each calendar quarter using reservoir engineering information technology. There is shared oversight of the Asset Team’s reservoir engineers by the Asset Team’s managers and the Director of the WWR, each of whom is in turn subject to direct or indirect oversight by Pioneer’s President and Chief Operating Officer (“COO”) and management committee (“MC”). Pioneer’s MC is comprised of its Chief Executive Officer, COO, Chief Financial Officer and other Executive Vice Presidents. The Asset Team’s reserve estimates are reviewed by the Asset Team reservoir engineers before being submitted to the WWR for further review. The reserve estimates are summarized in reserve reconciliations that quantify reserve changes since the previous year end, if any, by revisions of previous estimates, purchases of minerals-in-place, extensions and discoveries, improved recovery, production and sales of minerals-in-place. All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by the WWR. Annually, the MC reviews the consolidated reserves estimates and any differences with NSAI before the estimates are approved. The engineers and geoscientists who participate in the reserves estimation and disclosure process periodically attend training on the Reserve Ruling by external consultants and/or through internal Pioneer programs. Additionally, the WWR has prepared and maintains an internal document for the Asset Team to reference on reserve estimation and preparation to promote objectivity in the preparation of the Partnership’s reserve estimates and SEC and GAAP compliance in the reserve estimation and reporting process.

NSAI follows the general principles set forth in the standards pertaining to the estimating and auditing of oil and gas reserve information promulgated by the Society of Petroleum Engineers (the “SPE”). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE’s definition of a reserve audit includes the following concepts:

•

A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in conformity with the 2007 SPE publication entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information.”

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

In conjunction with the audit of the Partnership’s proved reserves and associated pre-tax present value discounted at ten percent, Pioneer provided to NSAI its external and internal engineering and geoscience technical data and analyses. Following NSAI’s review of that data, it had the option of accepting Pioneer’s interpretation, or making its own interpretation. No data was withheld from NSAI. NSAI accepted without independent verification the accuracy and completeness of the historical information and data furnished by Pioneer with respect to ownership interest; oil and gas production; well test data; commodity prices; operating and development costs; and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluation something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.

In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of the Partnership’s proved reserves and the pre-tax present value of such reserves discounted at ten percent. NSAI reviewed its audit differences with Pioneer, and, in a number of cases, held joint meetings with Pioneer to review additional reserves work performed by the technical teams and any updated performance data related to the proved reserve differences. Such data was incorporated, as appropriate, by both parties into the proved reserve estimates. NSAI’s estimates, including any adjustments resulting from additional data, of those proved reserves and the pre-tax present value of such reserves discounted at ten percent did not differ from Pioneer’s estimates by more than ten percent in the aggregate. However, when compared on a lease-by-lease basis, some of Pioneer’s estimates were greater than those of NSAI and some were less than the estimates of NSAI. When such differences do not exceed ten percent in the aggregate and NSAI is satisfied that the proved reserves and pre-tax present value of such reserves discounted at ten percent are reasonable and that its audit objectives have been met, NSAI will issue an unqualified audit opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analyses by Pioneer and NSAI. At the conclusion of the audit process, it was NSAI’s opinion, as set forth in its audit letter, which is included as an exhibit to this Report, that Pioneer’s estimates of the Partnership’s proved oil and gas reserves and associated pre-tax future net revenues discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE.

See “Item 1A. Risk Factors,” “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for additional discussions regarding proved reserves and their related cash flows.

Qualifications of reserves preparers and auditors. The WWR is staffed by petroleum engineers and geoscientists with extensive industry experience and is managed by Pioneer’s Director of the WWR, the technical person that is primarily responsible for overseeing proved reserve estimates for Pioneer. Pioneer’s petroleum engineers meet the professional qualifications of reserves estimators and reserves auditors as defined by the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information,” promulgated by the SPE in 2001 and revised in 2007. The WWR Director’s qualifications include 34 years of experience as a petroleum engineer, with 27 years focused on reserves reporting for independent oil and gas companies, including Pioneer. His educational background includes an undergraduate degree in Chemical Engineering and a Masters in Business Administration in Finance. He is also a Chartered Financial Analyst (“CFA”) and a member of the Oil and Gas Reserves Committee of the SPE.

NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Partnership’s reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 33 years of practical experience in petroleum engineering, including 32 years experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE.

Technologies used in reserves estimates. Proved undeveloped reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped proved reserves only if an ability and intent has been established to drill the reserves within five years, unless specific circumstances justify a longer time period.

In the context of reserves estimations, reasonable certainty means a high degree of confidence that the quantities will be recovered and reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonable certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating proved reserves, the Partnership uses several different traditional methods such as performance-based methods, volumetric-based methods and analogy with similar properties. In addition, the Partnership utilizes additional technical analysis such as seismic interpretation, wireline formation tests, geophysical logs and core data to provide incremental support for more complex reservoirs. Information from this incremental support is combined with the traditional technologies outlined above to enhance the certainty of the Partnership’s proved reserve estimates.

Proved reserves. The Partnership’s proved reserves totaled 50,732 MBOE, 51,975 MBOE and 44,365 MBOE at December 31, 2011, 2010 and 2009, respectively, representing $796.6 million, $563.8 million and $262.3 million, respectively, of Standardized Measure. Changes in the Partnership’s proved reserve volumes during the year ended December 31, 2011 included production of 2,534 MBOE, extensions and discoveries of 1,337 MBOE, acquisitions of 253 MBOE and negative revisions of previous estimates of 299 MBOE. Revisions of previous estimates are comprised of 2,106 MBOE of positive price revisions and 2,405 MBOE of negative revisions due to updated performance profiles and cost estimates. The Partnership’s proved reserves at December 31, 2011 were determined using an average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2011. On this basis, the NYMEX price of oil and gas for proved reserve reporting purposes at December 31, 2011 was $96.13 per barrel of oil and $4.12 per Mcf of gas, compared to comparable average NYMEX prices of $79.28 per barrel of oil and $4.37 per Mcf of gas at December 31, 2010.

Tabular proved reserves disclosures. On a BOE basis, 82 percent of the Partnership’s total proved reserves at December 31, 2011 were proved developed reserves. The following table provides information regarding the Partnership’s proved reserves and Standardized Measure as of December 31, 2011:

	Summary of Oil and Gas Reserves as of December 31, 2011
	Based on Average Fiscal Year Prices
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	MBOE	Standardized Measure (in thousands)
Proved
Developed	24,933	10,081	38,939	41,503	$704,337
Undeveloped	6,092	1,908	7,370	9,229	92,243

Total proved	31,025	11,989	46,309	50,732	$796,580

Proved undeveloped reserves. As of December 31, 2011, the Partnership had 609 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2016), representing an increase of 482 proved undeveloped well locations (380 percent) since December 31, 2010. The increase in proved undeveloped well locations in 2011 is due to acquisitions during the year of minimal working interests in 506 gross locations (two net locations) in certain units in the Spraberry field. The Partnership’s proved undeveloped reserves totaled 9,229 MBOE and 11,822 MBOE at December 31, 2011 and 2010, respectively. During 2011, 44 proved undeveloped well locations were drilled and completed as developed wells and an additional 8 proved undeveloped well locations were in various stages of drilling and completion at December 31, 2011. As a result, the Partnership converted 3,073 MBOE of proved undeveloped reserves to proved developed reserves during 2011. The following table summarizes, on a MBOE basis, the Partnership’s proved undeveloped reserves activity during the year ended December 31, 2011:

Beginning proved undeveloped reserves	11,822
Extensions and discoveries	1,190
Purchases of minerals in place	162
Transfers to proved developed	(3,073)
Revisions of previous estimates	(872)

Ending proved undeveloped reserves	9,229

The Partnership’s development costs incurred during the year ended December 31, 2011 totaled $70.1 million and were comprised of $72.6 million of development drilling expenditures associated with new wells and a $2.5 million net decrease in asset retirement obligations. The Partnership’s proved undeveloped well locations as of December 31, 2011 included 67 proved undeveloped well locations that have remained undeveloped for five years or more. Prior to the 2009 Acquisition, all of the Partnership’s proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer’s inventory of undeveloped well locations in the Spraberry field. In November 2009, the Partnership commenced a two-rig drilling program to develop its proved undeveloped properties and in 2012 plans to increase to a three-rig drilling program to accelerate development of its proved undeveloped properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital commitments” for more information about the Partnership’s 2012 drilling program.

The following table represents the estimated timing and cash flows of developing the Partnership’s proved undeveloped reserves as of December 31, 2011 (dollars in thousands):

Year Ended December 31, (a)	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows

2012	245	$19,116	$2,351	$58,516	$(41,751)
2013	640	48,724	6,542	62,624	(20,442)
2014	863	65,258	9,502	38,284	17,472
2015	651	48,938	8,215	537	40,186
2016	523	38,970	7,199	1,516	30,255
Thereafter	6,307	467,315	154,709	4,117	308,489

	9,229	$688,321	$188,518	$165,594	$334,209

(a)	Beginning in 2012 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling.

Description of Properties

Currently, the Partnership’s oil and gas properties consist only of non-operated working interests in oil and gas properties in the Spraberry field in the Permian Basin area of West Texas, all of which are operated by Pioneer. The Partnership’s interests include 2,432 producing wells, of which 996 wells are limited to only those rights that are necessary to produce hydrocarbons from that particular wellbore, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.

All of the Partnership’s proved reserves at December 31, 2011 were located in the Spraberry field. According to latest information available from the Energy Information Administration, the Spraberry field is the second largest oil field in the United States. The field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from four formations, the upper and lower Spraberry, the Dean and the Wolfcamp, at depths ranging from 6,700 feet to 11,300 feet. During 2011, all Partnership wells were completed in the Lower Wolfcamp and deeper Strawn intervals, with one well completed in the deeper Atoka interval with encouraging results. Approximately 60 percent and 40 percent of the Partnership’s acreage position has Strawn and Atoka potential, respectively.

Selected Oil and Gas Information

The following tables set forth selected oil and gas information for the Partnership’s properties as of and for each of the years ended December 31, 2011, 2010 and 2009. Because of normal production declines and drilling activities, the historical information presented below should not be interpreted as being indicative of future results.

Production, production prices and production costs data. The price that the Partnership receives for the oil and gas produced is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Partnership expects that volatility to continue in the future. A substantial or extended decline in oil or gas prices or poor drilling results could have a material adverse effect on the Partnership’s financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Partnership’s ability to access capital markets.

The following tables set forth production, price and cost data with respect to the Partnership’s properties for the years ended December 31, 2011, 2010 and 2009. These amounts represent the Partnership’s historical results without making pro forma adjustments for any drilling activity that occurred during the respective years.

	000,000.00	000,000.00	000,000.00
	Year Ended December 31,
	2011	2010	2009
Production information:
Annual sales volumes:
Oil (MBbls)	1,571	1,425	1,344
NGLs (MBbls)	567	587	518
Gas (MMcf)	2,376	2,181	2,281
Total (MBOE)	2,534	2,375	2,243
Average daily sales volumes:
Oil (Bbls)	4,305	3,903	3,683
NGLs (Bbls)	1,553	1,608	1,420
Gas (Mcf)	6,509	5,975	6,248
Total (BOE)	6,943	6,507	6,145
Average prices, including hedge results (a):
Oil (per Bbl)	$115.41	$103.60	$100.35
NGL (per Bbl)	$42.74	$44.31	$41.61
Gas (per Mcf)	$3.28	$4.66	$5.37
Revenue (per BOE)	$84.20	$77.37	$75.23
Average prices, excluding hedge results (a):
Oil (per Bbl)	$92.19	$77.56	$58.05
NGL (per Bbl)	$42.74	$32.91	$25.56
Gas (per Mcf)	$3.28	$3.33	$2.81
Revenue (per BOE)	$69.80	$57.72	$43.56
Average costs (per BOE):
Production costs:
Lease operating (b)	$13.75	$14.24	$14.04
Workover	1.42	1.90	1.46

Total production costs	$15.17	$16.14	$15.50

Production taxes:
Ad valorem	$1.93	$2.15	$2.09
Production	3.51	2.96	2.17

Total production taxes	$5.44	$5.11	$4.26

Depletion expense	$6.13	$5.30	$5.80

(a)

The Partnership discontinued hedge accounting effective February 1, 2009. Hedge results beginning February 1, 2009 represent the transfer to oil and gas revenues of net deferred hedge gains included in accumulated other comprehensive income as of the de-designation date.

(b)

Historical lease operating expense associated with those properties acquired in August 2009 includes the direct internal costs of Pioneer to operate the properties. The lease operating expense of these properties after they were acquired by the Partnership includes COPAS Fees. Assuming the COPAS Fees had been charged in the Partnership Predecessor’s historical results, the Partnership’s lease operating expense would have been higher on a BOE basis by approximately $0.15 for 2009.

Productive wells. The following table sets forth the number of productive oil and gas wells attributable to the Partnership’s properties as of December 31, 2011, 2010 and 2009:

PRODUCTIVE WELLS (a)

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	Gross Productive Wells			Net Productive Wells
	Oil	Gas	Total	Oil	Gas	Total

As of December 31, 2011 (b)	2,432	-	2,432	1,012	-	1,012
As of December 31, 2010	1,116	-	1,116	985	-	985
As of December 31, 2009	1,135	-	1,135	981	-	981

(a)

All of the Partnership’s wells are operated by Pioneer. Productive wells consist of producing wells and wells capable of production, including shut-in wells. The Partnership had no multiple completion wells as of December 31, 2011.

(b)

During 2011, the Partnership purchased minimal working interests in 1,270 gross producing wells (two net) in certain units in the Spraberry field, which decreased the net wells to gross wells ratio when compared to prior periods.

Leasehold acreage. The following table sets forth information about the Partnership’s developed and undeveloped leasehold acreage as of December 31, 2011:

	Developed Acreage		Undeveloped Acreage (a)
	Gross Acres	Net Acres	Gross Acres	Net Acres

Spraberry field (b)	23,723	11,003	3,450	3,251

(a)	The Partnership’s undeveloped acreage represents proved undeveloped acreage held by productive wells.
(b)

During 2011, the Partnership purchased minimal working interests in 12,302 gross acres (185 net acres) in certain units in the Spraberry field, which decreased the net acreage to gross acreage ratio when compared to prior periods.

The following table sets forth the expiration dates of depths from the base of the Wolfcamp to the base of the Atoka on the Partnership’s gross and net undeveloped acres as of December 31, 2011:

	Acres Expiring (a)
	Gross	Net
2012	4,251	3,924

(a)

The Partnership is subject to a continuous drilling commitment (“CD”) related to certain depths within current Partnership acreage. The CD relates to 221 gross acres (209 net acres) for Wolfcamp interval only rights and 4,251 gross acres (3,924 net acres) related to rights from the base of the Wolfcamp interval to the base of the Atoka interval. The CD obligates the Partnership to spud a well by April 1, 2012, followed by another well spud within 120 days thereafter until all the depth rights are earned. If the Partnership does not drill these commitment wells, no acreage will expire, but the Partnership will lose the depth rights mentioned above.

Drilling activities. The following table sets forth the number of gross and net productive and dry hole wells that were drilled by the Partnership during 2011, 2010 and 2009. This information should not be considered indicative of future performance.

DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Productive wells: (a)
Development	44	28	1	42	27	1
Exploratory	-	-	-	-	-	-
Dry holes:
Development	1	-	-	1	-	-
Exploratory	-	-	-	-	-	-

Total	45	28	1	43	27	1

(a)

As of December 31, 2011, drilling on 8 gross wells (8 net wells) was in progress. The Partnership had 18 gross wells (18 net wells) upon which drilling was in progress as of December 31, 2010 and seven gross wells (seven net wells) upon which drilling was in progress as of December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership is not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership’s common units are listed and traded on the NYSE under the symbol “PSE.” The Board of Directors of the General Partner declared distributions to unitholders totaling $2.03 per unit during 2011. On January 24, 2012, the Board of Directors of the General Partner declared a $0.51 per unit distribution payable on February 10, 2012 to unitholders of record on February 3, 2012.

The following table sets forth quarterly high and low prices of the Partnership’s common units and distributions declared per unit for the years ended December 31, 2011 and 2010:

	High	Low	Distributions Declared Per Unit
Year ended December 31, 2011
Fourth quarter	$31.73	$21.34	$0.51
Third quarter	$32.72	$24.17	$0.51
Second quarter	$35.87	$26.21	$0.51
First quarter	$34.79	$28.22	$0.50

Year ended December 31, 2010
Fourth quarter	$30.42	$27.15	$0.50
Third quarter	$28.33	$23.53	$0.50
Second quarter	$25.65	$20.93	$0.50
First quarter	$23.87	$20.72	$0.50

On February 24, 2012, the last reported sales price of the Partnership’s common units, as reported in the NYSE composite transactions, was $27.57 per unit.

As of February 24, 2012, the Partnership’s common units were held by 14 holders of record. This number does not include owners for whom common units may be held in “street” name.

During the fourth quarter of 2011, the Partnership did not repurchase any common units nor did the Partnership make any unregistered sales of any common units.

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

There is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership Agreement gives the General Partner wide latitude to establish reserves for future capital expenditures and operational needs prior to determining the amount of cash available for distribution. In addition, the Partnership’s credit facility prohibits the Partnership from making cash distributions if any potential default or event of default, as defined in the credit facility, occurs or would result from the distribution.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended December 31, 2011 for the Partnership should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009 (a)	2008 (a)	2007 (a)
	(in thousands, except per unit data)
Statements of Operations Data:
Revenues:
Oil and gas	$213,362	$183,758	$168,717	$193,394	$144,038
Interest and other	2	-	210	192	-

	213,364	183,758	168,927	193,586	144,038

Costs and expenses:
Oil and gas production (b)	38,427	38,334	34,749	38,807	27,879
Production and ad valorem taxes	13,784	12,119	9,547	14,213	11,550
Depletion, depreciation and amortization	15,534	12,577	13,016	11,582	11,382
General and administrative	7,222	6,330	4,790	6,227	5,643
Accretion of discount on asset retirement obligations	913	546	484	144	143
Interest	1,605	1,543	1,160	621	-
Derivative losses, net (c)	11,725	5,431	78,265	-	-
Other, net	-	-	549	890	5

	89,210	76,880	142,560	72,484	56,602

Income before taxes	124,154	106,878	26,367	121,102	87,436
Income tax provision	(1,338)	(1,045)	(46)	(1,326)	(920)

Net income	$122,816	$105,833	$26,321	$119,776	$86,516

Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$-	$-	$(1,598)	$59,038	$86,516
Net income applicable to the Partnership	122,816	105,833	27,919	60,738	-

Net income	$122,816	$105,833	$26,321	$119,776	$86,516

Allocation of net income applicable to the Partnership:
General partner’s interest in net income	$123	$106	$28	$61
Limited partners’ interest in net income	122,466	105,649	27,891	60,677
Unvested participating securities’ interest in net income	227	78	-	-

Net income applicable to the Partnership	$122,816	$105,833	$27,919	$60,738

Net income per common unit – basic and diluted	$3.68	$3.19	$0.92	$2.02

Weighted average common units outstanding – basic and diluted	33,249	33,114	30,399	30,009

Distributions declared per common unit	$2.03	$2.00	$2.00	$0.81

Balance Sheet Data (as of December 31):

Total assets	$326,727	$280,060	$256,638	$367,164	$217,702
Long-term debt	$32,000	$81,200	$67,000	$-	$-
Partners’ equity	$227,206	$134,745	$141,273	$347,831	$207,569

(a)

In May 2008, the Partnership completed its initial public offering of 9,487,500 common units representing limited partnership interests (the “2008 Offering”). To effect the 2008 Offering, Pioneer contributed a portion of its ownership of a subsidiary which owned interests in oil and gas properties located in the Spraberry field and sold to the Partnership its remaining ownership interest in the subsidiary. During August 2009, the Partnership acquired certain additional oil and gas property interests in the Spraberry field from Pioneer that, together with the property interests conveyed to the Partnership in 2008 (the “Conveyed Interests”), represented transactions between entities under common control and are reported in the Partnership’s financial statements similar to poolings of interests. The Partnership’s statements of operations for the years ended December 31, 2009, 2008 and 2007, include the results of operations of the Conveyed Interests (being the results of operations of the “Partnership Predecessor”) prior to their ownership by the Partnership.

(b)

Historical oil and gas production costs associated with the Conveyed Interests includes the direct internal costs of Pioneer to operate the properties for periods presented prior to their ownership by the Partnership. The oil and gas production costs of the properties after they were acquired by the Partnership includes COPAS Fees.

(c)

Effective February 1, 2009, the Partnership discontinued hedge accounting for its derivative contracts and began using the mark-to-market method of accounting for derivatives. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Notes B and H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information about the Partnership’s derivative contracts and associated accounting methods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial and Operating Performance

Highlights of the Partnership’s financial and operating performance for 2011 include:

•

Net income increased to $122.8 million in 2011 from $105.8 million in 2010. The $17.0 million increase in 2011 earnings as compared to 2010 is primarily attributable to (i) a $29.6 million increase in oil and gas sales, primarily due to an 11 percent increase in average reported oil price and a seven percent increase in sales volumes on a BOE basis, partially offset by (ii) a $6.3 million increase in net derivative losses.

•	Daily sales volumes increased seven percent to 6,943 BOEPD in 2011, as compared to 6,507 BOEPD for 2010, primarily due to the successful results of the Partnership’s two-rig drilling program.
•

Average reported oil sales price per Bbl increased to $115.41 during 2011, as compared to $103.60 for 2010. Average reported NGL sales price per Bbl and gas sales price per Mcf decreased to $42.74 and $3.28, respectively, during 2011, as compared to $44.31 and $4.66, respectively, during 2010.

•

Net cash provided by operating activities increased by $20.8 million to $117.7 million, or 21 percent, as compared to $96.9 million reported for 2010, primarily due to higher oil and gas sales volumes and higher realized oil prices.

•

During December 2011, the Partnership completed a public offering of 2.6 million common units at a price to the public of $29.20 per unit. The Partnership received net proceeds of $72.6 million from the offering, including $76 thousand contributed to maintain the General Partner’s 0.1 percent general partner interest, which were used to reduce outstanding borrowings under its credit facility.

First Quarter 2012 Outlook

Based on current estimates, the Partnership expects that production will average 7,100 BOEPD to 7,600 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization expense is expected to average $6.00 to $7.00 per BOE.

General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $100 thousand to $300 thousand and accretion of discount on asset retirement obligations is expected to be nominal.

The Partnership’s cash taxes and effective income tax rate are expected to be approximately one percent of earnings before income taxes as a result of the Partnership’s operations being subject to the Texas Margin tax.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $213.4 million, $183.8 million and $168.7 million during 2011, 2010 and 2009, respectively. The increase in revenue during 2011, as compared to 2010, was primarily due to increases in average daily sales volumes of oil and gas and an increase in oil commodity prices, offset by a decrease in average daily sales volumes of NGLs. Average daily sales volumes for oil and gas for 2011 increased 10 percent and nine percent, respectively, as compared to 2010. The increase in average daily sales volumes of oil and gas was primarily due to the successful results from the Partnership’s two-rig drilling program with 44 new wells placed on production during 2011 as compared to 28 wells placed on production during 2010. The decrease in average daily sales volumes for NGLs was primarily due to ethane being rejected (left in the gas stream) for a portion of 2011 due to NGL pipeline takeaway capacity limitations. Average reported oil prices for 2011 increased by 11 percent, as compared to the average 2010 reported prices. The increase in revenue during 2010, as compared to 2009, was primarily due to increases in average daily sales volumes of oil and NGLs and increases in oil and NGL commodity prices. Average daily sales volumes for oil and NGLs for 2010 increased six percent and 13 percent, respectively, as compared to 2009. Average reported oil and NGL prices for 2010 increased by three percent and six percent, respectively, as compared to the respective 2009 reported prices.

The following table provides average daily sales volumes for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Oil (Bbls)	4,305	3,903	3,683
NGLs (Bbls)	1,553	1,608	1,420
Gas (Mcf)	6,509	5,975	6,248
Total (BOE)	6,943	6,507	6,145

The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, for 2011, 2010 and 2009:

	000000000	000000000	000000000
	Year Ended December 31,
	2011	2010	2009
Average reported prices:
Oil (per Bbl)	$115.41	$103.60	$100.35
NGL (per Bbl)	$42.74	$44.31	$41.61
Gas (per Mcf)	$3.28	$4.66	$5.37
Total (per BOE)	$84.20	$77.37	$75.23
Average realized prices:
Oil (per Bbl)	$92.19	$77.56	$58.05
NGL (per Bbl)	$42.74	$32.91	$25.56
Gas (per Mcf)	$3.28	$3.33	$2.81
Total (per BOE)	$69.80	$57.72	$43.56

Effective January 1, 2012, the Partnership has no remaining deferred commodity hedge gains or losses to transfer to oil, NGL or gas sales. Accordingly, the Partnership’s future average reported prices will not include any effects from hedging activities. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. See Notes B, C and H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for more information about the Partnership’s derivative contracts.

Oil and gas production costs. The Partnership’s oil and gas production costs totaled $38.4 million, $38.3 million and $34.7 million during 2011, 2010 and 2009, respectively. Total production costs per BOE decreased during 2011 by six percent as compared to 2010. The decreases in production costs per BOE reflect the benefits of spreading production costs that are fixed over increasing sales volumes and the variable timing of workover activities. Total production costs per BOE increased during 2010 by four percent as compared to 2009 primarily due to increased workover activities being performed in 2010 to restore production.

The following table provides the components of the Partnership’s production costs per BOE for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Lease operating expenses (a)	$13.75	$14.24	$14.04
Workover costs	1.42	1.90	1.46

Total production costs	$15.17	$16.14	$15.50

(a)

Historical lease operating expense associated with those properties acquired in August 2009 includes the direct internal costs of Pioneer to operate the properties. The lease operating expense of these properties after they were acquired by the Partnership includes COPAS Fees. Assuming the COPAS Fees had been charged in the Partnership Predecessor’s historical results, the Partnership’s lease operating expense would have been higher on a BOE basis by approximately $0.15 for 2009.

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $13.8 million, $12.1 million and $9.5 million during 2011, 2010 and 2009, respectively. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during 2011, the Partnership’s production and ad valorem taxes per BOE have, in the aggregate, increased by six percent, as compared to 2010. The increase is primarily due to increasing realized oil commodity prices. The 20 percent increase in 2010, as compared to 2009, was primarily due to increasing oil and NGL commodity prices.

The following table provides the components of the Partnership’s total production and ad valorem taxes per BOE for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Ad valorem taxes	$1.93	$2.15	$2.09
Production taxes	3.51	2.96	2.17

Total production and ad valorem taxes	$5.44	$5.11	$4.26

Depletion, depreciation and amortization expense. The Partnership recorded depletion expense of $6.13, $5.30 and $5.80 per BOE for 2011, 2010 and 2009, respectively. During 2011, the increase in the per BOE depletion expense is primarily due to an increase in the Partnership’s oil and gas property basis as a result of the two-rig drilling program, partially offset by positive price revisions to proved reserves since December 31, 2010 as a result of higher average first-day-of-the-month oil and NGL prices during the 12-month period ending on December 31, 2011, which had the effect of extending the economic lives of proved properties. During 2010, the decrease in the per BOE depletion expense was primarily due to increases in end-of-well-life reserve volumes from 44,365 MBOE at December 31, 2009 to 51,975 MBOE at December 31, 2010 as a result of commodity price increases and positive performance-related revisions during 2010.

During 2009, the Partnership adopted the provisions of the Reserve Ruling and ASU 2010-03. The Reserve Ruling and ASU 2010-03, which became effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009, changed the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices, added to and amended certain definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty,” and broadened the types of technology that an issuer may use to establish reserves estimates and categories. The revised definition of proved reserves increased the Partnership’s year-end losses of end-of-well-life reserves from what they would have been under the previous definition of proved reserves that used end of period pricing, thereby increasing the Partnership’s depletion expense in the fourth quarter of 2009. The other provisions of the Reserve Ruling and ASU 2010-03 did not have a material effect on the Partnership as of and for the periods ended December 31, 2009.

General and administrative expense. General and administrative expense totaled $7.2 million, $6.3 million and $4.8 million during 2011, 2010 and 2009, respectively. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer agreed to perform administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Pursuant to this agreement a portion of Pioneer’s general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership’s share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services. The increase in general and administrative expense for 2011, as compared to 2010, is primarily due to an increase in the general and administrative allocation as a result of a six percent increase in the allocation rate and the increase in the Partnership’s sales volumes. The increase in general and administrative expense for 2010, as compared to 2009, was primarily attributable to an increase of 46 percent in the per-BOE rate and to the increases in production volumes for 2010, as compared to 2009. Based on the methodology in the administrative services agreement, the per-BOE rates increased primarily due to increases in Pioneer’s drilling activity in the United States (including the Partnership’s two-rig drilling program) and increases in general and administrative expense attributable to Pioneer’s United States operations (excluding Alaska). See Note E of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding the general and administrative expense allocations to the Partnership.

Interest expense. Interest expense totaled $1.6 million for 2011, as compared to $1.5 million for 2010 and $1.2 million for 2009. Interest expense increased during 2011, as compared to 2010, due to increased borrowings under the Partnership’s credit facility to fund a portion of the Partnership’s two-rig drilling program. The Partnership used proceeds from the 2011 Offering to pay down a portion of the credit facility balance, resulting in outstanding borrowings of $32.0 million as of December 31, 2011. For 2011, the Partnership’s weighted average debt outstanding was $89.4 million. For 2010, the Partnership’s weighted average debt outstanding was $72.3 million, with outstanding borrowings under the credit facility as of December 31, 2010 totaling $81.2 million. Interest expense increased during 2010, as compared to 2009, because of borrowings under the credit facility in August 2009 to fund a portion of the cash consideration associated with the 2009 Acquisition and borrowings to fund a portion of the Partnership’s two-rig drilling program. Prior to the 2009 Acquisition in August 2009, the Partnership’s interest expense related primarily to fees associated with maintaining its credit facility. See Note D of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s long-term debt and interest expense.

Derivative losses, net. Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing commodity derivative instruments and from that date forward began accounting for all derivative instruments under the mark-to-market accounting rules. In accordance with the mark-to-market accounting rules, the Partnership has recognized changes in the fair value of its derivative contracts since February 1, 2009 as derivative gains or losses in the earnings of the period in which they occurred. Fluctuations in commodity prices during 2011, 2010 and 2009 have impacted the fair value of the Partnership’s derivative instruments and resulted in net derivative losses of $11.7 million, $5.4 million and $78.3 million, respectively. Prior to February 1, 2009, the Partnership accounted for its derivative instruments as cash flow hedges and effective changes in the fair values of the derivative instruments were recognized in Accumulated Other Comprehensive Income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information about market risk and the types of derivative transactions in which the Partnership participates.

Income tax provision. The Partnership recognized income tax provisions of $1.3 million, $1.0 million and $46 thousand during 2011, 2010 and 2009, respectively. The Partnership’s tax is reflective of the Texas Margin tax. See Note K of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s income taxes.

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

In conjunction with the undeveloped properties acquired in the 2009 Acquisition, the Partnership commenced a two-rig drilling program in November 2009. The Partnership added 44 new wells to production during 2011 and had 8 wells awaiting completion at December 31, 2011. During 2012, the Partnership plans to drill 55 wells to 60 wells with a three-rig drilling program at a net cost, including facility connections, of $110 million to $120 million. The Partnership’s 2012 capital expenditure forecast reflects the savings expected by Pioneer’s use of internally provided drilling and completion services in connection with drilling the Partnership’s undeveloped properties. However, Pioneer has no obligation to provide its internal services in connection with any drilling activities related to the Partnership’s undeveloped properties after 2012. The Partnership expects to fund the 2012 drilling program primarily from internal operating cash flows and, to a lesser extent, from borrowings under its credit facility. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership’s future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership’s production and cash flow. The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.51 per unit per quarter, or $2.04 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the fourth quarter of 2011 of $0.51 per unit was declared by the Board of Directors of the General Partner on January 24, 2012 and was paid on February 10, 2012 to unitholders of record on February 3, 2012.

Oil and gas properties. The Partnership’s cash expenditures for additions to oil and gas properties during 2011, 2010 and 2009 totaled $72.7 million, $45.3 million and $3.8 million, respectively. Additions to oil and gas properties during 2011 reflect expenditures associated with the Partnership’s two-rig drilling program. The Partnership’s expenditures for additions to oil and gas properties for 2011, 2010 and 2009 were funded primarily by net cash provided by operating activities.

Contractual obligations, including off-balance sheet obligations. As of December 31, 2011, the Partnership’s contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $32.0 million at December 31, 2011. As of December 31, 2011, the Partnership’s derivative instruments represented assets of $9.3 million and liabilities of $45.1 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership’s commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives’ fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales and has an expectation of a high degree of correlation between changes in the derivative values and commodity prices received on physical sales. See Notes C, D and H of Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Partnership’s derivative positions and credit facility. As of December 31, 2011, the Partnership’s asset retirement obligations were $10.3 million, a decrease of $2.2 million from December 31, 2010. The change in the 2011 estimate is primarily due to decreases in abandonment cost estimates based on recent actual costs incurred. As of December 31, 2011, the Partnership was not a party to any material off-balance sheet arrangements.

The following table summarizes by period the payments due by the Partnership for contractual obligations estimated as of December 31, 2011:

	$000000000	$000000000	$000000000	$000000000	$000000000
		Payments Due by Year
	Total	2012	2013 and 2014	2015 and 2016	Thereafter
		(in thousands)

Long-term debt	$32,000	$-	$32,000	$-	$-
Derivative obligations	$45,054	$28,101	$16,953	$-	$-
Asset retirement obligations	$10,315	$500	$1,000	$1,000	$7,815

Total	$87,369	$28,601	$49,953	$1,000	$7,815

Capital resources. The Partnership’s primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings. For 2012, the Partnership expects to use cash flow from operations and the available borrowing capacity under its credit facility to fund its three-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions.

Operating activities. Net cash provided by operating activities during 2011, 2010 and 2009 was $117.7 million, $96.9 million and $82.5 million, respectively. The increase in net cash provided by operating activities in 2011, as compared to that of 2010, was primarily due to increases in oil and gas sales volumes and higher realized oil prices, partially offset by cash used for changes in working capital. The increase in net cash provided by operating activities in 2010, as compared to that of 2009, was primarily due to increased oil and NGL sales volumes and prices.

Investing activities. Net cash used in investing activities during 2011 was $72.7 million, as compared to $45.3 million during 2010 and $58.5 million during 2009. The increase in net cash used in investing activities during 2011 as compared to 2010 was primarily due to increased well costs, a portion of which is due to drilling deeper to the Strawn interval with positive results, drilling activity associated with the Partnership’s two-rig drilling program (44 new wells placed on production in 2011 as compared to 28 wells in 2010) and oil and gas property acquisitions of $2.8 million. The decrease in net cash used in investing activities during 2010 as compared to 2009 was primarily due to the 2009 Acquisition, partially offset by the two-rig drilling program during 2010.

Financing activities. Net cash used in financing activities for 2011 was $43.9 million, as compared to $52.1 million for 2010 and $53.4 million during 2009. The net cash used in financing activities during 2011 was comprised of unitholder distributions, offset by borrowings under the credit facility to fund a portion of the Partnership’s two-rig drilling program. In addition, the Partnership received $72.6 million of net proceeds, including $76 thousand contributed to maintain the General Partner’s 0.1 percent general partner interest associated with the 2011 Offering, which was used to reduce outstanding borrowings under the credit facility. The net cash used in financing activities during 2010 was comprised of unitholder distributions offset by borrowings under the credit facility to fund a portion of the Partnership’s two-rig drilling program. During 2009, net cash used in financing activities was comprised of unitholder distributions and the payment for the 2009 Acquisition in excess of the carrying value of the net assets acquired, offset by net proceeds from the public equity offering of 3,105,000 of the Partnership’s common units and borrowings under the credit facility to fund a portion of the 2009 Acquisition.

During 2011, 2010 and 2009, the Partnership paid cash distributions to unitholders of $67.3 million, $66.3 million and $60.1 million, respectively. Future distributions and the timing and amount thereof are at the discretion of the Board of Directors of the General Partner.

Liquidity. The Partnership’s principal source of short-term liquidity is cash generated from its operations and availability under its credit facility. As of December 31, 2011, the Partnership had $32.0 million outstanding on its credit facility and $268.0 million of remaining borrowing capacity under the credit facility. The Partnership’s borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership’s borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. At December 31, 2011, the Partnership was in compliance with all of its debt covenants. See Note D of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the credit facility.

The Partnership utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. In furtherance of the Partnership’s effort to meet these objectives, as of February 24, 2012, approximately 75 percent, 65 percent and 55 percent of the Partnership’s estimated total production for 2012, 2013 and 2014, respectively, have been matched with fixed price commodity swap contracts or collar contracts with short puts.

The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the credit facility and, to the extent available, funds from future private and public equity and debt offerings. As discussed above under “– Capital commitments,” the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership’s primary needs for cash will be for production growth through drilling initiatives (such as the planned three-rig drilling program for 2012), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership’s business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

Critical Accounting Estimates

The Partnership prepares its consolidated financial statements for inclusion in this Report in accordance with GAAP. See Note B of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a comprehensive discussion of the Partnership’s significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The following is a discussion of the Partnership’s most critical accounting estimates, judgments and uncertainties that are inherent in the Partnership’s application of GAAP.

Derivative assets and liabilities. The Partnership is a party to derivative contracts that represent material assets and liabilities as of December 31, 2011. In accordance with GAAP, the Partnership records its derivative assets and liabilities at their estimated fair values, the determination of which requires management to make judgments and estimates about observable and unobservable inputs such as forward commodity prices, credit-adjusted interest rates and volatility factors. See Notes C and H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Partnership’s derivative instruments.

Asset retirement obligations. The Partnership has obligations to remove tangible equipment and facilities and to restore the land at the end of oil and gas production operations. The Partnership’s removal and restoration obligations are primarily associated with plugging and abandoning wells operated by Pioneer. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the oil and gas property balance. See Notes B and J of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s asset retirement obligations.

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

Proved reserve estimates. Estimates of the Partnership’s proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

The Partnership’s proved reserve information included in this Report as of December 31, 2011, 2010 and 2009 were prepared by Pioneer’s reservoir engineers and were audited by independent petroleum engineers. Estimates prepared by third parties may be higher or lower than those included herein.

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

It should not be assumed that the Standardized Measure as of December 31, 2011 included in the Unaudited Supplementary Information included in “Item 8. Financial Statements and Supplementary Data” is the current market value of the Partnership’s estimated proved reserves. In accordance with SEC requirements, the Partnership calculated the Standardized Measure using the average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2011 and prevailing operating and development costs at the end of the year. Actual future prices and costs may be materially higher or lower than the prices and costs used in the calculation of the Standardized Measure. See “Item 1A. Risk Factors” and “Item. 2 Properties” for additional information regarding estimates of proved reserves.

The Partnership’s estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Partnership records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost wells. In addition, a decline in proved reserve estimates may impact the outcome of the Partnership’s assessment of its proved properties for impairment.

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

New Accounting Pronouncements

The information regarding new accounting pronouncements is included in Note B of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative information is provided about financial instruments to which the Partnership was a party as of December 31, 2011 and 2010, and from which the Partnership may incur future gains or losses from changes in commodity prices or market interest rates.

The fair values of the Partnership’s derivative contracts are based on the Partnership’s valuation models and applications. During 2010, the Partnership changed its valuation inputs for NGL derivative contracts and used component price inputs presently available from independent active market quoted sources. As of December 31, 2009, the Partnership’s NGL component price inputs were obtained from independent brokers active in buying and selling NGL derivative contracts. During 2011, the Partnership was a party to derivative swap contracts, collar contracts and commodity collar contracts with short put options. See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s derivative contracts. The following table reconciles the changes that occurred in the fair values of the Partnership’s open derivative contracts during 2011 (in thousands):

$00000000000
Derivative Contract Net Liabilities

Fair value of contracts outstanding as of December 31, 2010	$18,850
Changes in contract fair values	11,725
Contract maturities	5,195

Fair value of contracts outstanding as of December 31, 2011 (a)	$35,770

(a)	Represents the fair values of open derivative contracts subject to market risk.

The Partnership accounts for derivative instruments using the mark-to-market accounting method. Therefore, the Partnership recognizes changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occur.

Quantitative Disclosures

Interest rate sensitivity. The following table provides information about the Partnership’s credit facility’s sensitivity to changes in interest rates. The table presents maturities by expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on February 24, 2012.

	000,00.00	000,00.00	000,00.00
	Year Ending December 31,		Liability Fair Value at December 31,
	2012	2013	2011
	(amounts in thousands)

Total Debt:
Variable rate principal maturities	$-	$32,000	$32,393
Weighted average interest rate	1.40%	1.54%

Commodity price sensitivity. The following tables provide information about the Partnership’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2011. Although mitigated by the Partnership’s derivative activities, declines in commodity prices will reduce the Partnership’s revenues and internally-generated cash flows.

Commodity derivative instruments. The Partnership manages commodity price risk with derivative swap contracts, collar contracts and collar contracts with short put options. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum (“floor”) and maximum (“ceiling”) prices for the Partnership on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Partnership’s realized price will exceed the variable market prices by the floor price-to-short put price differential. With collar contracts, if the relevant market price is above the ceiling price, the Partnership pays the derivative counterparty the difference between the market price and the ceiling price; if the relevant market price is between the ceiling price and the floor price, the derivative has no cash settlement value; and, if the relevant market price is below the floor price, the Partnership receives the difference between the floor price and the market price from the counterparty. Collar contracts with short puts are similar to collar contracts, except that if the relevant market price is below the short put price, the Partnership receives the difference between the floor price and short put price from the counterparty.

See Notes B, C and H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the accounting procedures followed by the Partnership relative to its derivative financial instruments and for specific information regarding the terms of the Partnership’s derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

Oil Price Sensitivity

Derivative Financial Instruments as of December 31, 2011

	$000,00.00	$000,00.00	$000,00.00	$000,00.00
				Liability Fair Value at December 31,
	Year Ending December 31,
	2012	2013	2014	2011
Oil Derivatives (a):				(in thousands )
Average daily notional Bbl volumes (b):
Swap contracts	3,000	3,000	-	$(36,517)
Weighted average fixed price per Bbl	$79.32	$81.02	$-
Collar contracts with short puts	1,000	1,000	2,000	$(2,319)
Weighted average ceiling price per Bbl	$103.50	$111.50	$133.00
Weighted average floor price per Bbl	$80.00	$83.00	$90.00
Weighted average short put price per Bbl	$65.00	$68.00	$75.00
Average forward NYMEX oil prices (c)	$110.31	$106.86	$100.34

(a)	See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s derivative contracts.
(b)

Subsequent to December 31, 2011, the Partnership entered into additional (i) collar contracts with short puts for 500 Bbls per day of the Partnership’s July through December 2012 production with a ceiling price of $120.00 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl, (ii) collar contracts with short puts for 750 Bbls per day of the Partnership’s 2013 production with a ceiling price of $122.00 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl and (iii) collar contracts with short puts for 3,000 Bbls per day of the Partnership’s 2014 production with a ceiling price of $118.00 per Bbl, a floor price of $90.00 per Bbl and a short put price of $70.00 per Bbl.

(c)	The average forward NYMEX oil prices are based on February 24, 2012 market quotes.

NGL Price Sensitivity

Derivative Financial Instruments as of December 31, 2011

	$000,00.00	$000,00.00
		Liability
	Year Ending	Fair Value at
	December 31,	December 31,
	2012	2011
		(in thousands)
NGL Derivatives (a):
Average daily notional Bbl volumes:
Swap contracts	750	$(4,995)
Weighted average fixed price per Bbl	$35.03
Average forward Mont Belvieu NGL prices (b)	$51.10

(a)	See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s derivative contracts.
(b)

Forward Mont Belvieu-posted-prices are not available as formal market quotes. These forward prices represent estimates as of February 24, 2012 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.

Gas Price Sensitivity

Derivative Financial Instruments as of December 31, 2011

	$000,00.00	$000,00.00	$000,00.00
			Asset (Liability) Fair Value at December 31,

	Year Ending December 31,
	2012	2013	2011
			(in thousands)
Gas Derivatives (a):
Average daily notional MMBtu volumes:
Swap contracts	5,000	2,500	$8,331
Weighted average fixed price per MMBtu	$6.43	$6.89
Average forward NYMEX gas prices (b)	$2.98	$3.79
Average daily notional MMBtu volumes:
Basis swap contracts (c)	2,500	2,500	$(270)
Weighted average fixed price per MMBtu	$(0.30)	$(0.31)
Average forward basis differential prices (b)	$(0.19)	$(0.19)

(a)	See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding the Partnership’s derivative contracts.
(b)

The average forward index gas prices and forward basis differential prices are based on February 24, 2012 NYMEX market quotes and February 24, 2012 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.

(c)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

Qualitative Disclosures

The Partnership’s primary market risk exposures are from changes in commodity prices and interest rates.

Derivative instruments. The Partnership utilizes commodity price derivative contracts to reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells in accordance with policies and guidelines approved by the Board of Directors of the General Partner. In accordance with those policies and guidelines, the Partnership’s management determines the appropriate timing and extent of derivative transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of Pioneer Natural Resources GP LLC and the

Unitholders of Pioneer Southwest Energy Partners L.P.

We have audited the accompanying consolidated balance sheets of Pioneer Southwest Energy Partners L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Southwest Energy Partners L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Partnership has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements resulting from Accounting Standards Update No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures,” effective December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Southwest Energy Partners L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2012

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	000,000.00	000,000.00
	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$1,176	$107
Accounts receivable	18,063	15,824
Inventories	920	883
Prepaid expenses	240	260
Deferred income taxes	207	-
Derivatives	5,619	18,753

Total current assets	26,225	35,827

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	437,085	364,237
Accumulated depletion, depreciation and amortization	(141,498)	(125,963)

Total property, plant and equipment	295,587	238,274

Deferred income taxes	1,008	1,751
Derivatives	3,665	3,783
Other, net	242	425

	$326,727	$280,060

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable:
Trade	$10,756	$8,422
Due to affiliates	830	1,164
Interest payable	16	30
Income taxes payable to affiliate	550	492
Deferred income taxes	-	63
Derivatives	28,101	9,673
Asset retirement obligations	500	1,000

Total current liabilities	40,753	20,844

Long-term debt	32,000	81,200
Derivatives	16,953	31,713
Asset retirement obligations	9,815	11,558
Partners’ equity:
General partner’s interest–35,750 and 33,147 general partner units issued and outstanding at December 31, 2011 and 2010, respectively	382	251
Limited partners’ interest–35,713,700 and 33,113,700 common units issued and outstanding at December 31, 2011 and 2010, respectively	226,824	98,333
Accumulated other comprehensive income–deferred hedge gains, net of tax	-	36,161

Total partners’ equity	227,206	134,745
Commitments and contingencies

	$326,727	$280,060

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Oil and gas	$213,362	$183,758	$168,717
Interest and other	2	-	210

	213,364	183,758	168,927

Costs and expenses:
Oil and gas production	38,427	38,334	34,749
Production and ad valorem taxes	13,784	12,119	9,547
Depletion, depreciation and amortization	15,534	12,577	13,016
General and administrative	7,222	6,330	4,790
Accretion of discount on asset retirement obligations	913	546	484
Interest	1,605	1,543	1,160
Derivative losses, net	11,725	5,431	78,265
Other, net	-	-	549

	89,210	76,880	142,560

Income before taxes	124,154	106,878	26,367
Income tax provision	(1,338)	(1,045)	(46)

Net income	$122,816	$105,833	$26,321

Allocation of net income:
Net loss applicable to the Partnership Predecessor	$-	$-	$(1,598)
Net income applicable to the Partnership	122,816	105,833	27,919

Net income	$122,816	$105,833	$26,321

Allocation of net income applicable to the Partnership:
General partner’s interest in net income	$123	$106	$28
Limited partners’ interest in net income	122,466	105,649	27,891
Unvested participating securities’ interest in net income	227	78	-

Net income applicable to the Partnership	$122,816	$105,833	$27,919

Net income per common unit - basic and diluted	$3.68	$3.19	$0.92

Weighted average common units outstanding - basic and diluted	33,249	33,114	30,399

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$122,816	$105,833	$26,321
Other comprehensive activity:
Hedge activity, net of tax:
Hedge fair value changes, net	-	-	11,509
Hedge gains included in net income	(36,161)	(46,277)	(70,714)

Other comprehensive loss	(36,161)	(46,277)	(59,205)

Comprehensive income (loss)	$86,655	$59,556	$(32,884)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(in thousands)

	General	Limited				Accumulated
	Partner	Partner	Owner’s	General	Limited	Other	Total
	Units	Units	Net	Partner’s	Partners’	Comprehensive	Partners’
	Outstanding	Outstanding	Equity	Equity	Equity	Income	Equity

Balance as of December 31, 2008	30	30,009	$62,729	$179	$143,280	$141,643	$347,831
Net loss applicable to Partnership Predecessor	-	-	(1,598)	-	-	-	(1,598)
Net income applicable to Partnership	-	-	-	28	27,891	-	27,919
Net distributions to owner	-	-	(7,814)	-	-	-	(7,814)
Cash distributions to partners	-	-	-	(60)	(60,018)	-	(60,078)
Deferred income tax assets on acquisition step-up	-	-	1,399	-	-	-	1,399
Allocation of owner’s net equity	-	-	(54,716)	-	54,716	-	-
Proceeds from offering, net	-	3,105	-	-	60,983	-	60,983
Partner contributions	3	-	-	64	-	-	64
Acquisition of carrying value	-	-	-	-	(54,716)	-	(54,716)
Acquisition in excess of carrying value	-	-	-	-	(113,512)	-	(113,512)
Other comprehensive income, net of tax:
Hedge fair values changes, net	-	-	-	-	-	11,509	11,509
Net hedge gains included in net income	-	-	-	-	-	(70,714)	(70,714)

Balance as of December 31, 2009	33	33,114	$-	$211	$58,624	$82,438	$141,273

Cash distributions to partners	-	-	-	(66)	(66,228)	-	(66,294)
Net income applicable to Partnership	-	-	-	106	105,727	-	105,833
Contribution of unit-based services	-	-	-	-	210	-	210
Other comprehensive income, net of tax:
Net hedge gains included in net income	-	-	-	-	-	(46,277)	(46,277)

Balance as of December 31, 2010	33	33,114	$-	$251	$98,333	$36,161	$134,745

Cash distributions to partners	-	-	-	(68)	(67,220)	-	(67,288)
Net income applicable to Partnership	-	-	-	123	122,693	-	122,816
Contributions of unit-based services	-	-	-	-	514	-	514
Proceeds from offering, net	-	2,600	-	-	72,504	-	72,504
Partner contributions	3	-	-	76	-	-	76
Other comprehensive income, net of tax:
Hedge gains included in net income	-	-	-	-	-	(36,161)	(36,161)

Balance as of December 31, 2011	36	35,714	$-	$382	$226,824	$-	$227,206

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$122,816	$105,833	$26,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,534	12,577	13,016
Deferred income taxes	801	552	(470)
Accretion of discount on asset retirement obligations	913	546	484
Amortization of debt related costs	182	182	200
Amortization of unit-based compensation	514	210	-
Commodity derivative related activity	(19,567)	(21,816)	51,254
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,239)	(1,662)	(1,556)
Inventories	(37)	(32)	1,090
Prepaid expenses	20	-	(155)
Accounts payable	(695)	1,329	(6,853)
Interest payable	(14)	4	26
Income taxes payable to affiliate	58	32	(32)
Asset retirement obligations	(635)	(898)	(803)

Net cash provided by operating activities	117,651	96,857	82,522

Cash flows from investing activities:
Payments of acquisition carrying value	-	-	(54,716)
Additions to oil and gas properties	(72,674)	(45,281)	(3,760)

Net cash used in investing activities	(72,674)	(45,281)	(58,476)

Cash flows from financing activities:
Borrowings under credit facility	65,404	63,574	150,000
Principal payments on credit facility	(114,604)	(49,374)	(83,000)
Proceeds from issuance of partnership units, net of issuance costs	72,504	-	60,983
Partner contributions	76	-	64
Payments for acquisition in excess of carrying value	-	-	(113,512)
Distributions to unitholders	(67,288)	(66,294)	(60,078)
Net distributions to owner	-	-	(7,814)

Net cash used in financing activities	(43,908)	(52,094)	(53,357)

Net increase (decrease) in cash and cash equivalents	1,069	(518)	(29,311)
Cash and cash equivalents, beginning of period	107	625	29,936

Cash and cash equivalents, end of period	$1,176	$107	$625

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity derivative contracts and certain other liabilities from Pioneer pursuant to a Purchase and Sale Agreement having an effective date of July 1, 2009 (the acquisition, including liabilities assumed, is referred to herein as the “2009 Acquisition”).

As of December 31, 2011, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls the General Partner, which manages the Partnership.

NOTE B.     Summary of Significant Accounting Policies

Presentation. The 2009 Acquisition represented transactions between entities under common control and is reported in the Partnership’s accompanying consolidated financial statements similar to a pooling of interests. For all periods prior to their acquisition and assumption by the Partnership, the financial position, results of operations, cash flows and changes in owner’s equity of the property interests acquired and the liabilities assumed in the 2009 Acquisition (representing periods prior to August 31, 2009) are referred to herein as the “Partnership Predecessor.”

The Partnership’s consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Accounting Standards Codification (“ASC”) Topic 225-10 “Income Statement, Overall.” Certain expenses of the Partnership Predecessor that were incurred by Pioneer and combined in the accompanying consolidated financial statements are only indirectly attributable to Pioneer’s ownership of the Partnership’s properties because Pioneer owns interests in numerous other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Partnership so that the accompanying consolidated financial statements reflect substantially all the costs of doing business. The allocation and related estimates and assumptions are described more fully in “Allocation of costs” below.

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

Inventories. The Partnership’s inventories as of December 31, 2011 and 2010 consist of oil held in storage tanks. The Partnership’s oil inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of December 31, 2011 and 2010, there were no inventory valuation reserve allowances recorded by the Partnership.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

The Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If an impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then an impairment charge is recognized to the extent that the asset’s carrying value exceeds its fair value. Estimates of the sum of expected future cash flows requires management to estimate future recoverable proved and risk-adjusted probable and possible reserves, future commodity prices, production volumes, costs and discount rates. Uncertainties about these future cash flow variables cause impairment estimates to be inherently imprecise. Any impairment charge incurred is expensed and reduces the Partnership’s recorded basis in the asset.

Asset retirement obligations. The Partnership’s asset retirement obligations are recorded at fair value in the period in which the liability is incurred. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset. Conditional asset retirement obligations meet the definition of liabilities and are also recognized when incurred. Asset retirement obligation expenditures are classified as cash used in operating activities in the accompanying consolidated statements of cash flows.

Derivatives and hedging. All derivatives are recorded on the balance sheet at estimated fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership’s discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the partners’ equity section of the accompanying consolidated balance sheets, and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Partnership’s earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur.

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Partnership’s credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the United States Treasury Bill yield curve as of the measurement date. The Partnership’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 225 basis points, representing the Partnership’s estimated borrowing rate.

See Notes C and H for a description of the specific types of derivative transactions in which the Partnership participates and the related accounting treatment.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Income taxes. The Partnership’s operations (exclusive of the Partnership Predecessor operations) are treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note K for additional information regarding the Partnership’s current and deferred tax provisions and obligations.

Revenue recognition. The Partnership recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership’s entitlement are included in other liabilities and the Partnership’s share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of December 31, 2011 or 2010.

Environmental. The Partnership’s environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At December 31, 2011 and 2010, the Partnership had no material environmental liabilities.

Allocation of owner’s net equity and partners’ equity. In accordance with GAAP, the contribution and purchase of the Partnership’s properties and other net assets from Pioneer at the time of the 2009 Acquisition were recorded on the Partnership’s balance sheet at Pioneer’s historic carrying values.

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

The carrying value of the assets acquired and liabilities assumed in the 2009 Acquisition was $54.7 million, including the fair value of novated commodity derivative obligations and incremental deferred income tax assets attributable to the transaction, and is presented as a net reduction to the limited partner’s interest of Pioneer in the Partnership’s consolidated statement of partners’ equity.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The following table provides Pioneer’s carrying values in the assets acquired and liabilities assumed in the 2009 Acquisition (in thousands):

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

Owner’s net equity – Partnership Predecessor. Since the Partnership Predecessor was not a separate legal entity, none of Pioneer’s debt was directly attributable to its ownership of the Partnership’s properties, and no formal intercompany financial arrangement existed related to the Partnership Predecessor. Therefore, the changes in net assets of the Partnership Predecessor that were not attributable to current period earnings are reflected as increases or decreases to owner’s net equity of those periods. Additionally, as debt cannot be specifically ascribed to the Partnership Predecessor, the accompanying consolidated statements of operations do not include any allocation of interest expense incurred by Pioneer to the Partnership Predecessor.

Allocation of costs. The accompanying consolidated financial statements have been prepared in accordance with ASC Topic 225-10. Under these rules, all direct costs attributable to the Partnership Predecessor for periods prior to August 31, 2009 have been included in the accompanying consolidated financial statements. Further, allocations for salaries and benefits, depreciation, rent, accounting and legal services, other general and administrative expenses and other costs and expenses that are not directly identifiable to the Partnership Predecessor have also been included in the accompanying consolidated financial statements. Pioneer has allocated general and administrative expenses to the Partnership Predecessor based on the Partnership’s properties’ share of Pioneer’s total production as measured on a per barrel of oil equivalent basis. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business incurred by Pioneer on behalf of the Partnership Predecessor.

Net income per common unit. Net income per common unit is calculated by dividing the limited partners’ interest in net income (which excludes net income allocable to participating securities) by the weighted average number of common units outstanding.

The Partnership applies the provisions of ASC Topic 260 “Earnings Per Share” when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic and diluted net income per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the “LTIP”) during the year ended December 31, 2011 and 2010. The Partnership had no participating securities outstanding prior to December 31, 2009.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The Partnership’s net income is allocated to partners’ equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”).

New Accounting Pronouncements. Effective December 31, 2009, the Partnership adopted the SEC’s final rule on “Modernization of Oil and Gas Reporting” (the “Reserve Ruling”) and the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update (“ASU”) No. 2010-03, “Extractive Industries – Oil and Gas (Topic 932),” which conforms ASC Topic 932 to the Reserve Ruling. Among other items, the Reserve Ruling and ASU 2010-03 require companies to report oil and gas reserves using an average price based on the prior 12-month period rather than a period-end price.

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

During December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively, for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Company’s future financial position, results of operation or liquidity.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Partnership’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
	(in thousands)
Assets:
Commodity derivative contracts	$-	$9,284	$-	$9,284
Liabilities:
Commodity derivative contracts	$-	$45,054	$-	$45,054

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Commodity derivative contracts	$-	$22,536	$-	$22,536
Liabilities:
Commodity derivative contracts	$-	$35,284	$6,102	$41,386

The Partnership’s NGL derivative contracts were classified as Level 3 in the fair value hierarchy as of December 31, 2010. Beginning with the third quarter of 2011, the Partnership’s NGL derivative contracts were classified as Level 2 in the fair value hierarchy as a result of the Partnership being able to obtain independent market-quoted NGL forward prices. The following table presents the changes in the fair values of the Partnership’s NGL derivative assets and liabilities that were previously classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Year Ended December 31,
2011
(in thousands)
Beginning liability balance	$(6,102)
Net settlement payments	4,651
Fair value changes:
Included in earnings -realized	(4,651)
Included in earnings - unrealized	325
Transfers out of Level 3	5,777

Ending liability balance	$-

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The following table presents the carrying amounts and fair values of the Partnership’s financial instruments as of December 31, 2011 and 2010:

	$000,000	$000,000	$000,000	$000,000
	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets:
Commodity derivatives	$9,284	$9,284	$22,536	$22,536

Liabilities:
Commodity derivatives	$45,054	$45,054	$41,386	$41,386
Credit facility	$32,000	$32,393	$81,200	$77,241

Commodity derivative instruments. The Partnership’s commodity price derivative assets and liabilities represent oil, NGL and gas swap contracts and collar contracts with short puts.

Oil derivatives. The Partnership’s oil derivatives are swap contracts and collar contracts with short puts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The asset and liability transfer values attributable to the Partnership’s oil derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in the Partnership’s collar contracts were determined based on average volatility factors provided by independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

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

Credit facility. The fair value of the Partnership’s credit facility is based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free yield curve.

The carrying values of the Partnership’s cash equivalents, accounts receivable, prepaid expenses, accounts payable, interest payable and income taxes payable to affiliate approximate fair value due to the short maturity of these instruments.

NOTE D.    Long-term Debt

In May 2008, the Partnership entered into a $300 million revolving credit facility. The credit facility matures in May 2013 and is available for general partnership purposes, including working capital, capital expenditures and distributions. Borrowings under the credit facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the “Applicable Rate”) (currently 0.875 percent) that is determined by a reference grid based on the Partnership’s consolidated

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent or (ii) the Bank of America prime rate (the “Base Rate”) plus a margin (currently zero percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate. As of December 31, 2011, the Partnership had outstanding borrowings of $32.0 million under the credit facility.

The credit facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; and noncash equity-based compensation, “EBITDAX”) of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. As of December 31, 2011, the Partnership was in compliance with all of its debt covenants.

As of December 31, 2011, the Partnership’s borrowing capacity under the credit facility was $268.0 million. However, because of the net present value covenant, the Partnership’s borrowing capacity under the credit facility may be limited in the future. The variables on which the calculation of net present value is based (including assumed commodity prices and discount rate) are subject to adjustment by the lenders. As a result, a sustained decline in commodity prices could reduce the Partnership’s borrowing capacity under the credit facility. In addition, the credit facility contains various covenants that limit, among other things, the Partnership’s ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the credit facility) were to occur, the credit facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the credit facility. The commitment fee is variable based on the Partnership’s consolidated leverage ratio. For 2011, the commitment fee was 0.175 percent.

Interest expense. The Partnership incurred $1.6 million, $1.5 million and $1.2 million of interest expense during 2011, 2010 and 2009, respectively. In 2011, interest expense was comprised of $373 thousand of credit facility commitment fees, $182 thousand of amortization of credit facility financing fees and $1.1 million of interest related to borrowings under the credit facility. In 2010, interest expense was comprised of $404 thousand of credit facility commitment fees, $182 thousand of amortization of credit facility financing fees and $957 thousand of interest related to borrowings under the credit facility. During 2009, interest expense was comprised of $469 thousand of credit facility commitment fees and $200 thousand of amortization of credit facility financing fees and $491 thousand of interest related to borrowings under the credit facility. During 2011, 2010 and 2009, the Partnership paid interest of $1.4 million, $1.4 million and $899 thousand, respectively.

NOTE E.    Related Party Transactions

Partnership agreements. Set forth below are descriptions of certain agreements the Partnership entered into with related parties in connection with the Partnership’s initial public offering in May 2008. The full text of the agreements have been filed by the Partnership as exhibits to filings with the SEC and are available for review without charge on the SEC’s website at www.sec.gov.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement among Pioneer Natural Resources USA, Inc. (“Pioneer USA”), a wholly-owned subsidiary of Pioneer, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, internal audit,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. According to the Administrative Services Agreement, expenses will be reimbursed based on a methodology of determining the Partnership’s share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership’s general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer’s Alaskan operations, by (ii) the sum of (x) the Partnership’s and Pioneer’s United States production during such period, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period. The administrative fee will be determined by multiplying the per BOE costs by the Partnership’s total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership’s behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.

Omnibus Agreement

Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, the Partnership’s area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership’s area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for (i) liabilities with respect to claims associated with the Partnership Predecessor’s use, ownership and operation of the properties the Partnership acquired pursuant to its initial public offering in May 2008, (ii) losses attributable to defects in title to the Partnership’s interest in then-producing intervals in the wellbores the Partnership acquired pursuant to its initial public offering, and (iii) taxes attributable to the Partnership Predecessor’s operations of the those properties. The agreement provides limitations as to time and dollar amounts with respect to Pioneer’s indemnities.

Omnibus Operating Agreement

Pursuant to an Omnibus Operating Agreement between Pioneer USA and Pioneer Southwest LLC entered into on May 6, 2008, certain restrictions and limitations were placed on the Partnership’s ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership’s properties where Pioneer USA is the operator. For example, the Partnership will not object to attempts by Pioneer USA to develop the leasehold acreage surrounding the Partnership’s wells; the Partnership will be restricted in its ability to remove Pioneer USA as the operator of the wells the Partnership owns; Pioneer USA’s proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership will allow Pioneer USA to use certain of the Partnership’s production facilities in connection with other wells operated by Pioneer USA, subject to capacity limitations.

Tax Sharing Agreement

Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership will pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. As of December 31, 2011 and 2010, the Partnership’s income taxes payable to affiliate in the accompanying consolidated balance sheets represents amounts due to Pioneer under the Tax Sharing Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

2008 Long-Term Incentive Plan

The Board of Directors of the General Partner has adopted the Pioneer Southwest Energy Partners L.P. LTIP for directors, employees and consultants of the General Partner and its affiliates who perform services for the Partnership, which provides for the granting of incentive awards in the form of options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. The LTIP limits the number of units that may be delivered pursuant to awards granted under the LTIP to 3,000,000 common units.

Indemnification Agreements

Pursuant to Indemnification Agreements entered into with each of the independent directors of the General Partner, the Partnership is required to indemnify each indemnitee to the fullest extent permitted by the Partnership Agreement. This means, among other things, that the Partnership must indemnify the director against expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement that are actually and reasonably incurred in an action, suit or proceeding by reason of the fact that the person is or was a director of the General Partner or is or was serving at the General Partner’s request as a director, officer, employee or agent of another corporation or other entity if the indemnitee meets the standard of conduct provided in the Partnership Agreement. Also, as permitted under the Partnership Agreement, the indemnification agreements require the Partnership to advance expenses in defending such an action provided that the director undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Partnership. The Partnership will also make the indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish the indemnitee’s right to indemnification, whether or not wholly successful.

2009 Acquisition. Pursuant to the Purchase and Sale Agreement associated with the 2009 Acquisition, Pioneer Southwest LLC and Pioneer USA entered into an Omnibus Operating Agreement (the “2009 Omnibus Operating Agreement”) and an operating agreement (the “2009 Operating Agreement”) relating to Pioneer USA’s operations on behalf of Pioneer Southwest LLC. Additionally, Pioneer Southwest LLC and Pioneer USA amended their existing Omnibus Operating Agreement (the “IPO Omnibus Operating Agreement”) and operating agreement (the “IPO Operating Agreement”) that were entered into at the time of the initial public offering in May 2008 to provide that certain Partnership properties formerly governed by those agreements (those that are no longer limited to wellbore interests) will now be governed by the 2009 Omnibus Operating Agreement and the 2009 Operating Agreement, and to provide that certain of the property interests acquired in the 2009 Acquisition (those that are limited to wellbore interests) will be governed by the IPO Omnibus Operating Agreement and the IPO Operating Agreement. Similar to the IPO Omnibus Operating Agreement, the 2009 Omnibus Operating Agreement places restrictions and limitations on Pioneer Southwest LLC’s ability to exercise certain rights that would otherwise be available to it under the 2009 Operating Agreement. For example, Pioneer Southwest LLC is restricted in its ability to remove Pioneer USA as the operator of Pioneer Southwest LLC’s properties, Pioneer USA’s proposed operations will take precedence over any conflicting operations that Pioneer Southwest LLC proposes and Pioneer Southwest LLC will allow Pioneer USA to use certain of Pioneer Southwest LLC’s production facilities in connection with other properties operated by Pioneer USA, subject to capacity limitations. Pursuant to the 2009 Operating Agreement, Pioneer Southwest LLC pays Pioneer USA an industry standard fee (commonly referred to as a Council of Petroleum Accountants Societies, or “COPAS Fee”) with respect to lease operating expenses of the Partnership’s properties for periods subsequent to their purchase in the 2009 Acquisition. Pioneer Southwest LLC also pays Pioneer USA for its direct and indirect expenses that are chargeable to the assets covered by the 2009 Operating Agreement.

Gas processing. Substantially all of the Partnership’s gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants. Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant, which processes a portion of the wet gas from the Partnership’s wells and retained as compensation 17 percent of the Partnership’s dry gas residue and NGL value processed by the Midkiff/Benedum gas processing plant during

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

2011. The retention percentage for the Midkiff/Benedum plant declines by one percent per year to 16 percent in 2012, when it is held constant thereafter. Pioneer also owns an approximate 30 percent ownership in the Sale Ranch gas processing plant, which processes a portion of the wet gas from the Partnership wells and retains as compensation approximately 20 percent of the Partnership’s dry gas residue and NGL value processed by the Sale Ranch gas processing plant.

Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer in connection with the Partnership’s formation and the 2009 Acquisition, the Partnership incurred the following charges from Pioneer during 2011, 2010 and 2009 (the 2009 charges exclude Partnership Predecessor activity):

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Producing well overhead (COPAS) fees	$10,466	$10,256	$8,926
Payment of lease operating and supervision charges	7,891	8,099	7,004
Drilling and completion related charges	24,152	4,312	246
General and administrative expenses	4,743	4,198	1,933

Total	$47,252	$26,865	$18,109

As of December 31, 2011 and 2010, the Partnership’s accounts payable-affiliate balances in the accompanying consolidated balance sheets totaled $830 thousand and $1.2 million, respectively. The December 31, 2011 balance is comprised of $2.7 million of general and administrative expense, partially offset by $1.9 million of well service rebates. The accounts payable-affiliate balance as of December 31, 2010 was comprised entirely of general and administrative expense.

The Partnership Predecessor did not incur any related party charges associated with its operations for the periods presented, since the Partnership Predecessor represents Pioneer’s results of operations attributable to the Partnership’s properties prior to their purchase by the Partnership.

NOTE F. Incentive Plans

Retirement Plans

Deferred compensation retirement plan. Pioneer makes contributions to its deferred compensation retirement plan for the officers and key employees of Pioneer. Each officer and key employee of Pioneer is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. Pioneer provides a matching contribution of 100 percent of the officer’s and key employee’s contribution limited to the first 10 percent of the officer’s base salary and eight percent of the key employee’s base salary. Pioneer’s matching contribution vests immediately. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer’s contributions to the plan totaled $34 thousand, $30 thousand and $26 thousand during 2011, 2010 and 2009, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

401(k) plan. Pioneer makes contributions to the Pioneer USA 401(k) Plan and Matching Plan (the “Plan”), which is a voluntary and contributory plan for eligible employees based on a percentage of employee contributions. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer’s contributions to the Plan totaled $95 thousand, $89 thousand and $108 thousand during 2011, 2010 and 2009, respectively. The Plan is a self-directed plan that allows employees to invest their plan accounts in various fund alternatives, including a fund that invests in Pioneer common stock.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Long-Term Incentive Plan

In May 2008, the Board of Directors of the General Partner adopted a LTIP, which provides for the granting of incentive awards in the form of options, unit appreciation rights, phantom units, restricted units, unit awards and other unit-based awards to directors, employees and consultants of the General Partner and its affiliates who perform services for the Partnership. The LTIP limits the number of units that may be delivered pursuant to awards granted under the plan to 3,000,000 common units.

The following table shows the number of awards available under the Partnership’s LTIP at December 31, 2011:

Approved and authorized awards	3,000,000
Awards issued after May 6, 2008	(106,252)

Awards available for future grant	2,893,748

During 2011, 2010 and 2009, the General Partner awarded 6,812, 8,744 and 12,909, respectively, of restricted common units to directors of the General Partner under the LTIP. The Partnership recognized $227 thousand, $253 thousand and $217 thousand of general and administrative expense during 2011, 2010 and 2009, respectively, associated with the director awards under the LTIP. The General Partner also awarded 30,039 and 35,118 phantom units during 2011 and 2010, respectively, to certain employees of Pioneer, including certain executive officers of the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient’s continuous employment with Pioneer and its affiliates. Distributions on the phantom units will be paid when paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during 2011 and 2010 of $535 thousand and $222 thousand, respectively, of which $514 thousand and $210 thousand, respectively, was noncash.

As of December 31, 2011, there was $1.1 million of unrecognized compensation expense related to unvested restricted unit and phantom unit awards. Unrecognized compensation expense related to unvested restricted unit and phantom unit awards is being amortized on a straight-line basis over the remaining vesting periods of the awards, which is a remaining period of less than three years.

The following tables reflect the outstanding restricted unit and phantom unit awards as of December 31, 2011 and the activity related thereto for the year then ended:

	Restricted Unit Awards		Phantom Unit Awards
	Number Of Units	Weighted Average Price	Number Of Units	Weighted Average Price

Outstanding at beginning of year	12,212	$21.84	35,118	$22.74
Units granted	6,812	$29.35	30,039	$32.16
Lapse of restrictions	(11,532)	$21.97	-	$-

Outstanding at end of year	7,492	$28.47	65,157	$27.08

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE G.     Commitments and Contingencies

Volumetric Production Payments. The Partnership’s title to a substantial portion of the Partnership’s properties was burdened by a volumetric production payment (“VPP”) commitment of Pioneer. During April 2005, Pioneer entered into a volumetric production payment agreement, pursuant to which it sold 7.3 million barrels of oil equivalent (“MMBOE”) of proved reserves in the Spraberry field. The VPP obligation required the delivery by Pioneer of specified quantities of gas through December 2007 and required the delivery of specified quantities of oil through December 2010. Pioneer’s VPP agreement represented limited-term overriding royalty interests in oil and gas reserves that: (i) entitled the purchaser to receive production volumes over a period of time from specific lease interests; (ii) did not bear any future production costs and capital expenditures associated with reserves; (iii) were nonrecourse to Pioneer (i.e., the purchaser’s only recourse was to the assets acquired); (iv) transferred title of the assets to the purchaser; and (v) allowed Pioneer or the Partnership, as the case may be, to retain the assets after the VPP’s volumetric quantities had been delivered.

Pioneer agreed that production from its retained properties subject to the VPP would be utilized to meet the VPP obligation prior to utilization of production from the Partnership’s properties subject to the VPP. If any production from the interests in the properties that the Partnership owns was required to meet the VPP obligation, Pioneer agreed that it would either (i) make a cash payment to the Partnership for the value of the production (computed by taking the volumes delivered to meet the VPP obligation times the price the Partnership would have received for the related volumes, plus any out-of-pocket expenses or other expenses or losses incurred by the Partnership in connection with the delivery of such volumes) required to meet the VPP obligation or (ii) deliver to the Partnership volumes equal to the volumes delivered pursuant to the VPP obligation. Pioneer’s VPP obligation ended at December 31, 2010. During 2010 and 2009, a minor portion of the Partnership’s production was utilized by Pioneer to meet its VPP obligations, for which Pioneer delivered an equal amount of alternative volumes of oil to the Partnership.

Oil and gas production from Pioneer’s retained interest in the properties subject to the VPP obligation during the year ended December 31, 2009 was not adequate to meet the VPP obligation, and a portion of the Partnership Predecessor’s production was utilized to fund the VPP obligation. Accordingly, the accompanying consolidated financial statements, for the year ended December 31, 2009, do not include these oil and gas revenues or the related production volumes since they are related to the Partnership Predecessor.

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

All derivative contracts are recorded in the Partnership’s consolidated balance sheets at estimated fair value. Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date. Effective February 1, 2009, the Partnership discontinued hedge accounting on all existing derivative instruments and since that date has accounted for derivative instruments under the mark-to-market accounting rules, which require that all changes in the fair values of the Partnership’s derivative contracts be recognized as gains or losses in the earnings of the period in which they occur.

Changes in the fair value of effective cash flow hedges prior to the Partnership’s discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging. As of December 31, 2011, such amounts have been fully transferred to oil and gas revenues and recognized in earnings. As of December 31, 2010, AOCI – Hedging represented net deferred gains of $36.5 million and an associated deferred tax provision of $328 thousand.

Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 were recorded as derivative gains or losses in the period of change. The ineffective portions were calculated as the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

difference between the change in fair value of the hedge derivative and the estimated change in cash flows of the item hedged. Cash inflows and outflows attributable to the Partnership’s commodity derivatives are included in net cash provided by operating activities in the Partnership’s accompanying consolidated statements of cash flows for 2011, 2010 and 2009.

Cash flow hedges and derivative price risk management.

Oil prices. All material physical sales contracts governing the Partnership’s oil production are tied directly or indirectly to the New York Mercantile Exchange (“NYMEX”) prices. The following table sets forth the volumes in Bbls underlying the Partnership’s outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of December 31, 2011:

	Year Ending December 31,
	2012	2013	2014

Oil Derivatives (a):
Swap contracts:
Volume (Bbls per day)	3,000	3,000	-
Price per Bbl	$79.32	$81.02	$-
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,000	2,000
Price per Bbl
Ceiling	$103.50	$111.50	$133.00
Floor	$80.00	$83.00	$90.00
Short put	$65.00	$68.00	$75.00

(a)

Subsequent to December 31, 2011, the Partnership entered into additional (i) collar contracts with short puts for 500 Bbls per day of the Partnership’s July through December 2012 production with a ceiling price of $120.00 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl, (ii) collar contracts with short puts for 750 Bbls per day of the Partnership’s 2013 production with a ceiling price of $122.00 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl and (iii) collar contracts with short puts for 3,000 Bbls per day of the Partnership’s 2014 production with a ceiling price of $118.00 per Bbl, a floor price of $90.00 per Bbl and a short put price of $70.00 per Bbl.

The Partnership reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth (i) the Partnership’s oil prices, both reported (including hedge results) and realized (excluding hedge results), and (ii) the net effect of settlements of oil price hedges on oil revenue for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Average price reported per Bbl	$115.41	$103.60	$100.35
Average price realized per Bbl	$92.19	$77.56	$58.05
Increase to oil revenue from	$36,489	$37,100	$56,863
hedging activity (in thousands) (a)

(a)

The Partnership discontinued hedge accounting effective February 1, 2009. The increase to oil revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.

NGL prices. All material physical sales contracts governing the Partnership’s NGL production are tied directly or indirectly to Mont Belvieu-posted-prices. The following table sets forth the volumes in Bbls under outstanding

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NGL derivative contracts and the weighted average Mont Belvieu prices per Bbl for those contracts at December 31, 2011:

Year Ending
December 31,
2012
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750
Price per Bbl	$35.03

The Partnership reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges. The following table sets forth (i) the Partnership’s NGL prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of NGL price hedges on NGL revenue for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Average price reported per Bbl	$42.74	$44.31	$41.61
Average price realized per Bbl	$42.74	$32.91	$25.56
Increase to NGL revenue from	$-	$6,688	$8,320
hedging activity (in thousands) (a)

(a)	The Partnership discontinued hedge accounting effective February 1, 2009. The increase to NGL revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.

Gas prices. All material physical sales contracts governing the Partnership’s gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts as of December 31, 2011:

	Year Ending December 31,
	2012	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	2,500
Price per MMBtu	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	2,500	2,500
Price differential ($/MMBtu)	$(0.30)	$(0.31)

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

The Partnership reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth (i) the Partnership’s gas prices, both reported (including hedge results) and realized (excluding hedge results) and (ii) the net effect of settlements of gas price hedges on gas revenue for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Average price reported per Mcf	$3.28	$4.66	$5.37
Average price realized per Mcf	$3.28	$3.33	$2.81
Increase to gas revenue from hedging activity (in thousands) (a)	$-	$2,892	$5,848

(a)	The Partnership discontinued hedge accounting effective February 1, 2009. The increase to gas revenue from hedging activity after February 1, 2009 represents the transfer of net deferred hedge gains that were included in AOCI – Hedging as of February 1, 2009 to oil and gas revenues.

Tabular disclosures about derivative instruments. The following tables provide tabular disclosures of the Partnership’s commodity derivative instruments:

Fair Value of Derivative Instruments
as of December 31, 2011

Asset Derivatives (a)	Liability Derivatives (a)

Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)
Derivatives - current	$5,753	Derivatives - current	$28,235
Derivatives - noncurrent	3,665	Derivatives - noncurrent	16,953

Total derivatives not designated hedging instruments	$9,418		$45,188

(a)	Derivative assets and liabilities shown in this table are presented as gross assets and liabilities, without regard for master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets.

Fair Value of Derivative Instruments
as of December 31, 2010

Asset Derivatives	Liability Derivatives

Balance Sheet	Fair	Balance Sheet	Fair
Location	Value	Location	Value
	(in thousands)		(in thousands)
Derivatives - current	$18,753	Derivatives - current	$9,673
Derivatives - noncurrent	3,783	Derivatives - noncurrent	31,713

Total derivatives not designated hedging instruments	$22,536		$41,386

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)

Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships	2011	2010	2009
	(in thousands)
Commodity contracts	$-	$-	$11,235

	Amount of Gain Reclassified from AOCI into Income (Effective Portion)

Location of Gain Reclassified from	Year Ended December 31,
AOCI into Income (Effective Portion)	2011	2010	2009
	(in thousands)

Oil and gas revenues	$36,489	$46,680	$71,031

Derivatives Not Designated as Hedging Instruments	Amount of Loss Recognized in Income on Derivatives
	Location of Losses
	Recognized in Income on	Year Ended December 31,
	Derivatives	2011	2010	2009
	(in thousands)

Commodity contracts	Derivative losses, net	$11,725	$5,431	$78,265

NOTE I. Major Customers and Derivative Counterparties

Sales to major customers. The Partnership’s share of oil, NGL and gas production is sold to various purchasers who must be prequalified under Pioneer’s credit risk policies and procedures. The Partnership records allowances for doubtful accounts based on the aging of accounts receivable and the general economic condition of its purchasers and, depending on facts and circumstances, may require purchasers to provide collateral or otherwise secure their accounts. The Partnership is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production.

The following purchasers individually accounted for ten percent or more of the consolidated oil, NGL and gas revenues in at least one of the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Plains Marketing L.P.	53%	53%	56%
Occidental Energy Marketing	20%	17%	15%
Enterprise Crude Oil LLC	6%	10%	10%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

As of December 31, 2011, the Partnership’s accounts receivable balance included receivables of $8.1 million and $3.6 million from Plains Marketing L.P. and Occidental Energy Marketing, respectively.

Derivative counterparties. The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership’s credit risk policies and procedures. The following table provides the Partnership’s derivative assets and liabilities by counterparty as of December 31, 2011:

	Assets	Liabilities
	(in thousands)
JP Morgan Chase	$1,086	$-
Toronto Dominion	4,397	-
Citibank, N.A.	-	4,418
Wells Fargo Bank, N.A.	-	36,835

Total	$5,483	$41,253

NOTE J.     Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership’s credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership’s asset retirement obligation transactions during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning asset retirement obligations	$12,558	$7,105	$6,427
New wells placed on production	154	184	35
Changes in estimate (a)	(2,681)	5,621	962
Liabilities assumed in acquisitions	6	-	-
Liabilities settled	(635)	(898)	(803)
Accretion of discount	913	546	484

Ending asset retirement obligation	$10,315	$12,558	$7,105

(a)

The change in the 2011 estimate is primarily due to decreases in abandonment cost estimates based on recent actual costs incurred. The increase in the 2010 estimate was primarily due to increases in abandonment cost estimates based on actual costs incurred and a decline in credit-adjusted risk-free discount rates used to value increases in asset retirement obligations, partially offset by higher commodity prices used to calculate proved reserves at December 31, 2010, which had the effect of lengthening the economic life of certain wells and decreasing what would otherwise have been the present value of future retirement obligations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE K.     Income Taxes

The following table summarizes the Partnership’s income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership’s taxable income apportioned to Texas), for the years ended December 31, 2011, 2010 and 2009:

	$000,000	$000,000	$000,000
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current provisions:
U.S. state	$537	$493	$516
Deferred provisions (benefit):
U.S. state	801	552	(470)

	$1,338	$1,045	$46

The Partnership’s deferred tax attributes represented a current asset of $207 thousand as of December 31, 2011, a $1.0 million and $1.8 million noncurrent asset as of December 31, 2011 and 2010, respectively, and a $63 thousand current liability as of December 31, 2010. In connection with the Partnership’s initial public offering in 2008, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. The Partnership’s share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of December 31, 2011 and 2010, the Partnership had $550 thousand and $492 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the Tax Sharing Agreement. During 2011 and 2010, the Partnership paid $479 thousand and $461 thousand, respectively, to Pioneer under the terms of the Tax Sharing Agreement.

The tax effects of temporary differences that give rise to the Partnership’s net deferred tax assets are as follows as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	$788	$1,409
Asset retirement obligations	102	122
Net deferred hedge losses	325	157

Net deferred tax assets	$1,215	$1,688

The Partnership applies the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2011, the Partnership had no material unrecognized tax benefits (as defined in ASC 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE L.     Subsequent Events

The Partnership is not aware of any reportable subsequent events except as disclosed below.

Distribution declaration. In January 2012, the Partnership declared a cash distribution of $0.51 per common unit for the period from October 1, 2011 to December 31, 2011. The distribution was paid on February 10, 2012 to unitholders of record at the close of business on February 3, 2012. Associated therewith, the Partnership paid $18.2 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2011, 2010 and 2009

Capitalized Costs

	$00,000.00	$00,000.00
	December 31,
	2011	2010
	(in thousands)
Oil and gas properties:
Proved properties	$437,085	$364,237
Less accumulated depletion, depreciation and amortization	(141,498)	(125,963)

Net capitalized cost for oil and gas properties	$295,587	$238,274

Costs Incurred for Oil and Gas Producing Activities

	$000,00.0	$000,00.0	$000,00.0
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Acquisition of carrying value (a)	$-	$-	$60,041
Property acquisition costs	2,788	-	-
Development costs (b)	70,059	52,507	6,655

Total costs incurred	$72,847	$52,507	$66,696

(a)	See Notes A and B for information about the 2009 Acquisition.
(b)	Includes increases (decreases) to asset retirement obligations for 2011, 2010 and 2009 of $(2.5) million, $5.8 million and $1.0 million, respectively.

Reserve Quantity Information

The information included in this Report about the Partnership’s proved reserves as of December 31, 2011, 2010 and 2009 represents evaluations by Pioneer’s reservoir engineers. Netherland, Sewell & Associates, Inc. (“NSAI”) audited the Partnership’s proved reserves as of December 31, 2011, 2010 and 2009.

During 2009, the SEC issued the Reserve Ruling and the FASB issued ASU 2010-03. The Reserve Ruling and ASU 2010-03 were effective for Annual Reports on Forms 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2010-03 were as follows:

•

Expanded the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•

Amended the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

•	Added to and amended other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty;”

•	Broadened the types of technology that a registrant may use to establish reserves estimates and categories; and

•	Changed disclosure requirements and provided formats for tabular reserve disclosures.

Reserves were estimated in accordance with guidelines established by the SEC and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates as of December 31, 2011, 2010 and 2009 utilized respective oil prices of $95.08, 78.44 and $60.42 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $43.77, $35.14 and $26.12 per Bbl, and respective gas prices of $3.46, $3.55 and $2.84 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2011, 2010 and 2009

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

The following table provides a rollforward of total proved reserves for the years ended December 31, 2011, 2010 and 2009, as well as proved developed reserves and proved undeveloped reserves in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in thousands of barrels (“MBbls”), gas volumes are expressed in millions of cubic feet (“MMcf”) and total volumes are expressed in thousands of barrels of oil equivalent (“MBOE”).

	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Total (MBOE)
Total Proved Reserves:
Balance, December 31, 2008	25,259	9,195	38,109	40,805
Extensions and discoveries	102	26	112	147
Revisions of previous estimates	3,724	1,144	4,724	5,656
Production	(1,344)	(518)	(2,281)	(2,243)

Balance, December 31, 2009	27,741	9,847	40,664	44,365

Revisions of previous estimates	4,881	3,252	11,116	9,985
Production	(1,425)	(587)	(2,181)	(2,375)

Balance, December 31, 2010	31,197	12,512	49,599	51,975

Purchases of minerals in place	147	68	224	253
Extensions and discoveries	884	277	1,057	1,337
Revisions of previous estimates	368	(301)	(2,195)	(299)
Production	(1,571)	(567)	(2,376)	(2,534)

Balance, December 31, 2011	31,025	11,989	46,309	50,732

Proved Developed Reserves:
December 31:
2008	18,015	6,936	28,822	29,755
2009	19,726	7,396	30,548	32,213
2010	23,682	9,966	39,032	40,153
2011	24,933	10,081	38,939	41,503

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2011, 2010 and 2009

Proved Undeveloped Reserves (a):
December 31:
2008	7,244	2,259	9,287	11,050
2009	8,015	2,451	10,116	12,152
2010	7,515	2,546	10,567	11,822
2011	6,092	1,908	7,370	9,229

(a)

As of December 31, 2011, the Partnership had 609 proved undeveloped well locations (all of which are expected to be developed within the five year period ending December 31, 2016), representing an increase of 482 proved undeveloped well locations (380 percent) since December 31, 2010. The increase in proved undeveloped well locations is due to acquisitions during the year of minimal working interests in certain units in the Spraberry field consisting of 506 gross locations (two net locations). The Partnership’s proved undeveloped well locations as of December 31, 2011 included 67 proved undeveloped well locations that have remained undeveloped for five years or more. Prior to the 2009 Acquisition, all of the Partnership’s proved undeveloped well locations were part of the Partnership Predecessor and, as such, they were part of Pioneer’s inventory of undeveloped well locations in the Spraberry field. The Partnership only recognizes and maintains proved undeveloped reserves for qualifying well locations for which there is both intent and ability to drill within five years of the measurement date.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows (“Standardized Measure”) is computed by applying commodity prices based on average prices for sales of oil, NGLs and gas on the first calendar day of the prior twelve-month period for 2011, 2010 and 2009 to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of ten percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Partnership’s commodity derivative contracts. Utilizing the first-day-of-the-month commodity prices during the 12-month period ending on December 31, 2011, held constant over each derivative contract’s term, the net present value of the Partnership’s derivative contracts discounted at ten percent was a liability of $34.1 million at December 31, 2011.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2011, 2010 and 2009

The following tables provide the Standardized Measure as of December 31, 2011, 2010 and 2009, as well as a rollforward in total for each respective year:

	$00,000,000.00	$00,000,000.00	$00,000,000.00
	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Oil and gas producing activities:
Future cash inflows	$3,634,698	$3,062,739	$2,048,674
Future production costs	(1,559,602)	(1,431,805)	(1,223,278)
Future development costs (a)	(239,513)	(286,058)	(184,156)
Future income tax expense	(14,575)	(9,613)	(2,742)

	1,821,008	1,335,263	638,498
10% annual discount for estimated timing of cash flows	(1,024,428)	(771,497)	(376,202)

Standardized measure of discounted future net cash flows	$796,580	$563,766	$262,296

(a)

Includes $58.0 million ($48.7 million net of salvage value), $72.8 million ($63.5 million net of salvage value) and $29.3 million ($21.0 million net of salvage value) of undiscounted future asset retirement expenditures estimated as of December 31, 2011, 2010 and 2009, respectively, using current estimates of future abandonment costs. See Note J for corresponding information regarding the Partnership’s discounted asset retirement obligations.

Changes in Standardized Measure of Discounted Future Net Cash Flows

	$000,000.00	$000,000.00	$000,000.00
	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Oil and gas sales, net of production costs	$(124,662)	$(86,625)	$(53,391)
Net changes in prices and production costs	208,245	236,859	47,526
Extensions and discoveries	17,480	-	530
Purchases of minerals-in-place	2,949	-	-
Development costs incurred during the period	72,580	42,294	2,857
Revisions of estimated future development costs	(74,387)	(105,028)	(20,831)
Revisions of previous quantity estimates	(5,106)	128,710	39,663
Accretion of discount	56,775	26,341	18,800
Changes in production rates, timing and other	81,272	61,796	40,257

Change in present value of future net revenues	235,146	304,347	75,411
Net change in present value of future income taxes	(2,332)	(2,877)	(334)

	232,814	301,470	75,077
Balance, beginning of year	563,766	262,296	187,219

Balance, end of year	$796,580	$563,766	$262,296

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

UNAUDITED SUPPLEMENTARY INFORMATION

December 31, 2011, 2010 and 2009

Selected Quarterly Financial Results

The following table provides selected quarterly financial results for the years ended December 31, 2011 and 2010:

	$00,000.00	$00,000.00	$00,000.00	$00,000.00
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2011:
Oil and gas revenues	$49,782	$54,504	$55,200	$53,876
Total revenues:
As reported	$49,784	$54,504	$110,961	$53,876
Reclassification of derivative (gains) losses, net (a)	$-	$-	$(55,761)	$-
Adjusted	$49,784	$54,504	$55,200	$53,876
Total costs and expenses:
As reported	$62,711	$967	$20,518	$60,775
Reclassification of derivative (gains) losses, net (a)	$-	$-	$(55,761)	$-
Adjusted	$62,711	$967	$(35,243)	$60,775
Net income (loss)	$(12,727)	$52,930	$89,497	$(6,884)
Basic and diluted net income (loss) per common unit	$(0.38)	$1.59	$2.69	$(0.21)

Year ended December 31, 2010:
Oil and gas revenues	$45,508	$44,319	$44,907	$49,024
Total revenues	$45,508	$44,319	$44,907	$49,024
Total costs and expenses (a)	$5,676	$(11,461)	$38,332	$44,333
Net income	$39,446	$55,233	$6,515	$4,639
Basic and diluted net income per common unit	$1.19	$1.66	$0.20	$0.14

(a)

The Partnership’s third quarter 2011 total revenues, as originally reported, included $55.8 million of derivative gains, net, which have been reclassified to total costs and expenses to conform to the presentation in the accompanying consolidated statement of operations for the year ended December 31, 2011. During the fourth quarters of 2011 and 2010, the Partnership recorded $40.6 million and $25.8 million of net derivative losses in total costs and expenses. Additionally, the Partnership reported a net derivative loss of $44.6 million for the first quarter of 2011 and a net derivative gain of $17.7 million for the second quarter of 2011. The Partnership reported net derivative gains of $11.5 million and $28.8 million for the first and second quarters of 2010, respectively, and a net derivative loss of $19.9 million for the third quarter of 2010.

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

Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed by management, under the supervision of the General Partner’s principal executive officer and principal financial officer and effected by the Board of Directors, management and other personnel of the General Partner, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Partnership’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2011, management, with the participation of the General Partner’s principal executive officer and principal financial officer, assessed the effectiveness of the Partnership’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Partnership maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of Pioneer Natural Resources GP LLC and the

Unitholders of Pioneer Southwest Energy Partners L.P.

We have audited Pioneer Southwest Energy Partners L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pioneer Southwest Energy Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pioneer Southwest Energy Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Southwest Energy Partners L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), partners’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2012

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 9B.	OTHER INFORMATION

None.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership’s operations and activities are managed by the General Partner, which is a wholly-owned subsidiary of Pioneer. All of the Partnership’s executive management personnel are employees of Pioneer and devote their time as needed to conduct the Partnership’s business and affairs. The Board of Directors of the General Partner oversees the General Partner’s management, operations and activities. Except as otherwise noted, references in this Report to “the Board of Directors” refer to the Board of Directors of the General Partner.

The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership such as accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources. The agreement provides that Pioneer employees (including executive officers of the General Partner) will devote such portion of their time as may be reasonable and necessary for the operation of the Partnership’s business. The executive officers of the General Partner devote significantly less than a majority of their time to the Partnership’s business and the Partnership expects that to be the case for the foreseeable future. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Services Agreement” for additional information about the Administrative Services Agreement.

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

The following table sets forth certain information regarding the members of the Board of Directors and the executive officers of the General Partner.

Name	Age	Position
Phillip A. Gobe	59	Director
Alan L. Gosule	71	Director
Royce W. Mitchell	57	Director
Arthur L. Smith	59	Director
Scott D. Sheffield	59	Chairman of the Board of Directors and Chief Executive Officer
Richard P. Dealy	45	Executive Vice President, Chief Financial Officer, Treasurer and Director
Danny L. Kellum	57	Executive Vice President, Permian Operations and Director
Timothy L. Dove	55	President and Chief Operating Officer
Mark S. Berg	53	Executive Vice President and General Counsel
Chris J. Cheatwood	51	Executive Vice President, Business Development and Technology
Frank W. Hall	61	Vice President and Chief Accounting Officer

Executive officers and directors serve until their successors are duly appointed or elected.

Set forth below is biographical information about each of the directors named above, including the specific experience, qualifications, attributes or skills that led to Pioneer’s conclusion that the person should serve as a director of the General Partner.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Scott D. Sheffield was elected Chief Executive Officer and director of the General Partner in June 2007 and Chairman of the Board in May 2008. Mr. Sheffield, a distinguished graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has held the position of Chief Executive Officer of Pioneer since August 1997. He was President of Pioneer from August 1997 to November 2004, and assumed the position of Chairman of the Board of Directors in August 1999. He was the Chairman of the Board of Directors and Chief Executive Officer of Parker & Parsley Petroleum Company (“Parker & Parsley”) from October 1990 until Pioneer was formed in August 1997. Mr. Sheffield joined Parker & Parsley Development Company (“PPDC”), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President — Engineering of PPDC from September 1981 until April 1985, when he was elected President and a Director. In March 1989, Mr. Sheffield was elected Chairman of the Board of Directors and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company. Pioneer believes that Mr. Sheffield’s experience and education, as summarized above, render him qualified to serve on the General Partner’s Board of Directors, and particularly, his role as Chief Executive Officer, his educational background and work experience in petroleum engineering, his deep knowledge of the General Partner’s business resulting from his long tenure with Pioneer and its predecessor, and his extensive knowledge of the energy industry.

Richard P. Dealy was elected Executive Vice President, Chief Financial Officer, Treasurer and director of the General Partner in June 2007. Mr. Dealy was elected Executive Vice President and Chief Financial Officer of Pioneer in November 2004. Prior to that time, Mr. Dealy held positions of Vice President and Chief Accounting Officer from February 1998 and Vice President and Controller from August 1997 to January 1998. Mr. Dealy joined Parker & Parsley in July 1992 and was promoted to Vice President and Controller in 1995, in which position he served until August 1997. He is a Certified Public Accountant, and prior to joining Parker & Parsley, he was employed by KPMG LLP. Mr. Dealy graduated with honors from Eastern New Mexico University with a Bachelor of Business Administration degree in Accounting and Finance. Pioneer believes that Mr. Dealy is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his role as Chief Financial Officer, his extensive experience in public accounting and finance, and his deep knowledge of the General Partner’s business resulting from his long tenure with Pioneer and its predecessor.

Phillip A. Gobe was elected as a director of the General Partner in June 2009. Mr. Gobe joined Energy Partners, Ltd. as chief operating officer in December 2004 and became president in May 2005, and served in those capacities until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008. Prior to that, Mr. Gobe served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company and its subsidiaries. Subsequent to his retirement in September 2007, Energy Partners, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2009. Energy Partners, Ltd. emerged from bankruptcy in September of that same year. Mr. Gobe is a graduate of the University of Texas with a degree in history and earned his MBA at the University of Louisiana in Lafayette. Pioneer believes that Mr. Gobe is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his extensive senior management experience in the oil and gas industry.

Alan L. Gosule was elected as a director of the General Partner in April 2008. Mr. Gosule has been a partner in the New York office of the law firm of Clifford Chance LLP (successor to Roger & Wells) since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow. Mr. Gosule is a graduate of Boston University and its Law School and received an LLM in Taxation from Georgetown University. Mr. Gosule also serves on the Board of Directors of MFA Financial, Inc., Home Properties, Inc. and F.L. Putnam Investment Management Company. He also serves on the Board of Trustees of Ursuline Academy. Pioneer believes that Mr. Gosule is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his education in the law and his extensive experience of over 40 years as an attorney advising private and public companies.

Danny L. Kellum was elected a director of the General Partner in June 2009. Mr. Kellum was elected Executive Vice President, Permian Operations of the General Partner in February 2010, and prior to that served as Executive Vice President, Operations of the General Partner since June 2007. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President—Permian Operations of Pioneer in February 2010. Mr. Kellum had previously served as Executive Vice President—Domestic Operations of Pioneer from May 2000 until January 2010, and as Vice President—Domestic

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Operations from January 2000 until May 2000, and Vice President—Permian Division from August 1997 until December 1999. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation, and his service with Parker & Parsley included serving as Spraberry District Manager from 1989 until 1994 and as Vice President of the Spraberry and Permian Division until August 1997. Pioneer believes that Mr. Kellum is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his role as Executive Vice President, Domestic Operations, his educational background and work experience in petroleum engineering and operations, and his deep knowledge of the General Partner’s business resulting from his long tenure with Pioneer and its predecessor.

Royce W. Mitchell was elected as a director of the General Partner in April 2008. Mr. Mitchell has been self-employed as an executive consultant, focusing on advising audit committees of exploration and production companies, since January 2005, except for the period from April 2008 through December 2008 when he served as Chief Financial Officer of Frac Tech Services, Ltd. Mr. Mitchell served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer of Key Energy Services, Inc. from January 2002 to January 2005. Before joining Key Energy Services, Inc., he was a partner with KPMG LLP from April 1986 through December 2001 specializing in the oil and gas industry. He received a BBA from Texas Tech University and is a certified public accountant. Pioneer believes that Mr. Mitchell is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his extensive experience in accounting matters focused on the oil and gas industry, developed through experience with both an outside accounting firm and companies in the industry.

Arthur L. Smith was elected as a director of the General Partner in April 2008. Mr. Smith is President and Managing Member of Triple Double Advisors, LLC (an investment advisory firm focusing on the energy industry), a position he has held since August 2007. From 1984 to 2007, Mr. Smith was Chairman and CEO of John S. Herold, Inc. (a petroleum research and consulting firm). From 1976 to 1984, Mr. Smith was a securities analyst with Argus Research Corp., The First Boston Corporation and Oppenheimer & Co., Inc. Mr. Smith holds the CFA designation. Mr. Smith serves on the board of directors of PNGS GP LLC, the general partner of PAA Natural Gas Storage LP. He also serves on the board of non-profit Dress for Success Houston. Mr. Smith served on the board of directors of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P., from 1999 until 2010. Mr. Smith received a BA from Duke University and an MBA from NYU’s Stern School of Business. Pioneer believes that Mr. Smith is qualified to serve on the General Partner’s Board of Directors based on his experience and education, as summarized above, and particularly, his extensive experience of over 30 years in the fields of financial analysis and investment banking, and his experience in the oil and gas industry.

Set forth below is biographical information about each of the General Partner’s executive officers, other than Messrs. Sheffield, Dealy and Kellum.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Chris J. Cheatwood was elected Executive Vice President, Business Development and Technology of the General Partner in May 2010, and, prior to that, served as Executive Vice President, Geoscience of the General Partner since June 2007. Mr. Cheatwood was elected Executive Vice President, Business Development and Technology of Pioneer in February of 2010. Mr. Cheatwood had previously served as Executive Vice President, Geoscience of Pioneer since November 2007, and as Executive Vice President—Worldwide Exploration from January 2002 until November 2007, Senior Vice President—Exploration from December 2000 to January 2002, and Vice President—Domestic Exploration from July 1998 to December 2000. Before joining Pioneer, Mr. Cheatwood spent ten years with Exxon Corporation. Mr. Cheatwood is a graduate of the University of Oklahoma with a Bachelor of Science degree in Geology and earned his Master of Science degree in Geology from the University of Tulsa.

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

Meetings and Committees of Directors

The Board of Directors held six meetings during 2011. During 2011, each of the directors attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which that director served.

The Board of Directors has two standing committees: the Audit Committee and the Conflicts Committee.

Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Partnership’s internal controls, financial statements and the audit process. The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors, approve all auditing services and related fees and the terms thereof, and pre-approve any permitted non-audit services to be rendered by the Partnership’s independent auditors. The Audit Committee also is responsible for confirming the independence and objectivity of the Partnership’s independent auditors. The members of the Audit Committee are Messrs. Mitchell (Chairman), Gobe, Gosule and Smith. The Board of Directors has determined that each member of the Audit Committee meets the independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Partnership and that the director not receive from the Partnership, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board of Directors also has determined that each of the Audit Committee members is financially literate and that Mr. Mitchell is an Audit Committee financial expert as defined by the SEC. The Audit Committee held ten meetings during 2011. Information regarding the functions performed by the Audit Committee and its membership also can be found in the Audit Committee’s Charter, which is posted on the Partnership’s website at www.pioneersouthwest.com.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Conflicts Committee. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. At the request of the Board of Directors, the Conflicts Committee determines whether to approve the conflict of interest matter. The members of the Conflicts Committee must meet the independence and experience standards established by NYSE and SEC rules to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership’s partners and not a breach by the General Partner of any duties it may owe to the Partnership. The members of the Conflicts Committee are Messrs. Smith (Chairman), Gobe, Gosule and Mitchell. The Conflicts Committee held three meetings during 2011. Information regarding the functions performed by the Conflicts Committee and its membership also can be found in the Conflicts Committee’s Charter, which is posted on the Partnership’s website at www.pioneersouthwest.com.

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

A means for interested parties to contact the Board of Directors (including the independent directors as a group) directly has been established and is published on the Partnership’s website at www.pioneersouthwest.com. All complaints and concerns will be received and processed by the Corporate Secretary’s Office of the General Partner. Information may be submitted confidentially and anonymously, although the Partnership may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances. The Partnership’s policy is not to take any adverse action, and to not tolerate any retaliation against any person for asking questions or making good faith reports of possible violations of law, Partnership policy or the Code of Business Conduct and Ethics.

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

Availability of Governance Guidelines, Charters and Code

Copies of the General Partner’s Governance Guidelines, Audit Committee Charter, Conflicts Committee Charter and the Pioneer Natural Resources Code of Business Conduct and Ethics are available on the Partnership’s website at www.pioneersouthwest.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the General Partner and persons who beneficially own more than ten percent of the Partnership’s common units are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common units of the Partnership, as well as changes in that ownership. Based solely on its review of reports and written representations that the Partnership has received, the Partnership believes that all required reports were timely filed during 2011.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

2011 DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid to the non-employee directors of the General Partner during 2011:

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2),(3) ($)	Total ($)
Phillip A. Gobe	$66,250	$49,983	$116,233
Alan L. Gosule	$66,250	$49,983	$116,233
Royce W. Mitchell	$73,750	$49,983	$123,733
Arthur L. Smith	$73,750	$49,983	$123,733

(1)

Amounts represent fees earned or paid in cash for services as a director during 2011, including the cash portion of the annual base retainer fee and committee chairmanship or membership fees incurred in connection with service on the Board of Directors or any committee of the Board.

(2)

The amounts in this column represent the aggregate grant-date fair value of restricted unit awards made to the directors during 2011, calculated in accordance with ASC Topic 718 . The grant-date fair value is based on the closing price of the Partnership’s common units as of the most recent trading day prior to the date the grants are awarded. The grant-date fair value of each unit award granted computed in accordance with ASC Topic 718 was $29.35. Additional detail regarding the Partnership’s unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(3)	Aggregate director unit awards for which restrictions had not lapsed as of December 31, 2011, totaled 7,492 units.

The Board of Directors believes providing competitive compensation is necessary to attract and retain qualified independent directors. The Board of Directors believes that the compensation package should require a significant portion of the total compensation package to be equity-based to align the interests of the directors and the Partnership’s unitholders.

The elements of compensation for the non-employee directors for the 2011-2012 director year, which runs from May 2011 to May 2012, were as follows:

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Compensation of Executive Officers

Compensation Discussion and Analysis

The Partnership is a master limited partnership and does not directly employ any of the individuals responsible for managing or operating the Partnership’s business. All of the executive officers of the General Partner are executive officers of Pioneer and devote their time as needed to conduct the Partnership’s business and affairs. The compensation paid by Pioneer to the executive officers of the General Partner is included within the total general and administrative costs incurred by Pioneer, which are allocated to the Partnership pursuant to a formula under the Administrative Services Agreement. No amounts payable under the Administrative Services Agreement are specifically based on services provided by the executive officers of the General Partner to the Partnership; rather, the administrative fee generally covers services provided to the Partnership by Pioneer and there is no direct reimbursement by the Partnership for the cost of such services. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Services Agreement” for additional information about the allocation of expenses to the Partnership under the Administrative Services Agreement.

Neither the Partnership nor the General Partner has a compensation committee. The compensation policies and philosophy of Pioneer govern the types and amount of compensation granted to each of Pioneer’s executive officers, which include the executive officers of the General Partner, with respect to their services to Pioneer and its subsidiaries as a group. Accordingly, Pioneer has the ultimate decision-making authority with respect to the total compensation of the executive officers of the General Partner (except with respect to awards under the Partnership’s 2008 Long-Term Incentive Plan, which are granted by the Board of Directors if any are granted). As a result, neither the General Partner nor the Partnership establishes the amount of compensation that is awarded to the executive officers of the General Partner, except with respect to awards under the Partnership’s 2008 Long-Term Incentive Plan.

A full discussion of the compensation programs for Pioneer’s executive officers and the policies and philosophy of the Compensation Committee of the Board of Directors of Pioneer will be set forth in the proxy statement for Pioneer’s 2012 Annual Meeting of Stockholders under the heading “Compensation of Executive Officers,” and the Partnership incorporates by reference that section of Pioneer’s proxy statement into this Item 11. Pioneer’s proxy statement will be available upon its filing on the SEC’s website at www.sec.gov and on Pioneer’s website at www.pxd.com under the heading “Investors — SEC Filings.”

During 2011, the Board of Directors of the General Partner approved grants of equity awards to certain officers of the General Partner under the Partnership’s 2008 Long-Term Incentive Plan, based on the recommendation of the Compensation Committee of the Board of Directors of Pioneer. Included among the officers receiving awards were Messrs. Sheffield and Dealy, who are among the “Named Executive Officers,” or “NEOs,” of Pioneer whose compensation will be disclosed by Pioneer in its 2012 Annual Meeting proxy statement. None of the cash compensation paid to or other benefits made available to the NEOs by Pioneer was allocated to the services they provide to the General Partner and, therefore, only the equity awards granted to them under the Partnership’s 2008 Long-Term Incentive Plan are disclosed in the Compensation Discussion and Analysis section of this Report.

Pioneer Compensation Committee Actions in 2011

Philosophy

Pioneer’s executive compensation program is designed to provide Pioneer’s executive officers a performance-driven compensation package that allows Pioneer to attract, retain and motivate its executives to achieve optimal results for Pioneer and its stockholders. The Pioneer Compensation Committee (the “Committee”) strives to create the proper allocation among long-term and short-term goals while ensuring a proper balance of risks in achieving goals. There are three main components of this compensation program:

•	Base salary, which is a stable and fixed amount near the median level as compared to Pioneer’s peers;

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•

Annual cash bonus incentive target levels, which generally are targeted to be near the median level as compared to Pioneer’s peers, with payouts determined based on Pioneer and individual performance during the year; and

•

Long-term incentive awards, which at the time of grant generally are targeted to be valued at or near the median level as compared to Pioneer’s peers, subject to potential variance from the median based on performance and the need for retention, with payout ultimately determined by the performance of Pioneer’s stock over the succeeding three-year period.

Long-Term Equity Incentives

The Committee began the process of determining the total dollar amount of the 2011 long-term incentive awards for each executive officer of Pioneer by meeting with its independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), at the end of 2010 to review benchmarking data related to long-term incentive awards, including peers’ median award levels in accordance with Pioneer’s compensation philosophy. In February 2011, the Committee then reviewed each NEO’s total compensation level and each NEO’s performance to determine if unique performance issues, positive or negative, existed that should affect the value of the 2011 long-term incentive award. The Committee did not consider the size or current value of prior long-term incentive awards in determining the 2011 long-term incentive award for the executive officers. The Committee believes that prior years’ awards were a component of those specific years’ total compensation and were not excessive, and future awards should be competitive with the executive officer’s current peer group positions in order to retain and motivate the officer. After completing this review, the Committee concluded there were no unique performance issues that should affect the value of any executive officer’s 2011 award. At the Committee’s regularly scheduled February 2011 meeting, the Committee concluded that each executive officer should be eligible for a long-term incentive award targeted at the median level for the executive officer’s position and accordingly made an equity award at that level.

The Committee next reviewed Pioneer’s approach for delivering long-term incentives to its executive officers. As a part of its review, the Committee considered the balance of risk in the long-term incentive program, peer company practices, and input from senior management and Meridian. The Committee approved a mix of long-term incentives for Pioneer’s executive officers for 2011 of 25 percent performance units, 25 percent stock options, and 50 percent restricted shares. The Committee believes this mix of long-term incentive awards provides a good balance of risk, where restricted stock and restricted stock unit (“RSU”) awards are time-based, full value awards, which avoid an “all or nothing” mentality; stock options provide benefits based on the appreciation of Pioneer’s stock price on an absolute basis; and performance units provide benefits based on the performance of Pioneer’s stock price in relation to Pioneer’s peer group stock price. Also, this mix effectively aligns the officers’ interests with Pioneer’s stockholders and is consistent with Pioneer’s compensation philosophy of focusing on stockholder value creation.

For 2011, the dollar amounts of the long-term incentive awards granted to each NEO, and the allocation among the different types of awards, were as follows:

		Allocation Among Awards
NEO	Total Value	Restricted Stock Awards/RSU	Performance Units	Stock Options
Scott D. Sheffield	$5,725,000	$2,862,500	$1,431,250	$1,431,250
Richard P. Dealy	2,000,000	1,000,000	500,000	500,000

To arrive at the resulting number of restricted shares and target performance units awarded, the dollar value of the award was divided by the 30 trading day average closing price of Pioneer’s common stock as of the February 1st preceding the Committee’s February 2011 meeting. To arrive at the number of stock options awarded, the dollar value of the award was divided by a Black Scholes value of Pioneer’s, which was provided by Meridian.

With regard to Messrs. Sheffield and Dealy and in recognition of their substantial involvement in the management of the Partnership’s business, the Committee desired that, of the 50 percent allocated to restricted equity awards, 40 percent should be allocated to restricted stock or RSUs of Pioneer and 10 percent should be allocated to restricted phantom units payable in common units of the Partnership. The Committee based the 10

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

percent allocation of the restricted equity awards to Partnership common units on the relative market capitalizations of the two entities and believed that the allocation represented a reasonable allocation based on the relative amounts of time the NEOs spent on the Partnership’s business. Accordingly, the Committee recommended to the Board of Directors of the General Partner that it consider the grant to those executives, who are also executive officers of the General Partner, of phantom awards payable in common units of the Partnership, having substantially similar terms to Pioneer’s restricted stock awards. Pioneer also agreed that it would not require the direct reimbursement of the costs of acquiring the common units underlying the equity awards as otherwise would be permitted under the Administrative Services Agreement.

After considering the recommendation of the Committee, the Board of Directors of the General Partner approved the grant of phantom units to the NEOs in February 2011 in the following amounts, in accordance with that recommendation:

NEO	Number of Phantom Units
Scott Sheffield	19,140
Rich Dealy	6,687

To arrive at the resulting number of Partnership common units awarded, the dollar value of the award was divided by the average closing price of the Partnership’s common units over the same period the Committee used in connection with making restricted stock awards to Pioneer’s named executive officers. The terms of the phantom units are described below in “Narrative Disclosure for the 2011 Grants of Plan-Based Awards Table” following the 2011 Grants of Plan-Based Awards Table.

In approving the grants, the Board of Directors of the General Partner took into consideration (1) the desire to incent the NEOs to pursue the long-term success of the business of the Partnership, (2) the process followed by the Committee and its recommendation, as described above, (3) the amount of time each NEO spent during 2010 on the Partnership’s business and the relative allocation of the value of the awards as between Pioneer’s common stock and the Partnership’s common units, (4) the accomplishments of management of the General Partner on behalf of the Partnership, including the success of the Partnership’s two-rig drilling program, and (5) the fact that Pioneer would waive the right to be directly reimbursed for the cost of the Partnership’s common units underlying the equity awards.

Long-Term Incentive Plan

As indicated above, although neither the Partnership nor the General Partner has a compensation committee, the General Partner has adopted the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan for directors of the General Partner and for employees and consultants of the General Partner and its affiliates who perform services for the Partnership. The purpose of the long-term incentive plan is to provide a means to enhance profitable growth by attracting and retaining individuals to serve as directors of the General Partner, as well as the employees and consultants of Pioneer and its subsidiaries who provide services to the Partnership, by providing such individuals a means to acquire and maintain ownership or awards, the value of which is tied to the performance of common units. The long-term incentive plan seeks to achieve this purpose by providing for grants of options, restricted units, phantom units, unit appreciation rights, unit awards and other unit-based awards. The discussion below provides a general overview and discussion regarding how the plan operates.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Anti-Dilution Adjustments. If any “equity restructuring” event occurs that could result in an additional compensation expense under GAAP if adjustments to awards with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted. With respect to a similar event that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator shall have complete discretion to adjust awards in the manner it deems appropriate. In the event the plan administrator makes any adjustment in accordance with the foregoing provisions, a corresponding and proportionate adjustment shall be made with respect to the maximum number of units available under the plan and the kind of units or other securities available for grant under the plan.

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

The Board of Directors of Pioneer Natural Resources GP LLC:

Richard P. Dealy

Phillip A. Gobe

Alan L. Gosule

Danny L. Kellum

Royce W. Mitchell

Scott D. Sheffield

Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SUMMARY COMPENSATION TABLE

As previously noted, the cash compensation and benefits for the NEOs are included within the total general and administrative costs allocated to the Partnership pursuant to the Administrative Services Agreement, and thus were not specifically allocated to the services the NEOs performed for the Partnership in 2011. Information regarding the compensation paid to the NEOs as consideration for the services they perform for Pioneer will be reported in Pioneer’s annual proxy statement. The information in the tables and discussion below relate solely to the equity awards granted in 2011 and 2010 to the NEOs under the Partnership’s 2008 Long-Term Incentive Plan. No compensation was paid to the NEOs by the Partnership in any prior year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Change in Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)	(j)
Scott D. Sheffield	2011	N/A	N/A	$615,542	N/A	N/A	N/A	$615,542
Chairman of the Board Directors and Chief Executive Officer	2010	N/A	N/A	$549,035	N/A	N/A	N/A	$549,035

Richard P. Dealy	2011	N/A	N/A	$215,054	N/A	N/A	N/A	$215,054
Executive Vice President and Chief Financial Officer	2010	N/A	N/A	$149,743	N/A	N/A	N/A	$149,743

(1)

Amounts reported for stock awards represent the grant date fair value of phantom unit awards in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The Partnership valued its phantom unit awards based on the market-quoted closing price of the Partnership’s common units on the last business day prior to the grant date of the awards. Additional detail regarding the Partnership’s unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and under the 2011 Grants of Plan-Based Awards table below. For additional information regarding phantom units owned by the NEOs as of December 31, 2011, see below under “2011 Outstanding Equity Awards at Fiscal Year End.” The Board of Directors of the General Partner did not grant equity awards to officers of the General Partner prior to 2010.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2011 GRANTS OF PLAN-BASED AWARDS

The following table sets forth, for each NEO, information about grants of plan-based awards during 2011.

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (1) (#) (i)	Grant Date Fair Value of Stock and and Option Awards (2) ($) (l)
Scott D. Sheffield	02/15/2011	19,140	$615,542
Richard P. Dealy	02/15/2011	6,687	$215,054

(1)	The amounts reported in this column are the number of phantom units granted to each NEO in 2011.
(2)	Amounts for phantom unit awards represent their grant date fair value in accordance with ASC Topic 718.

Narrative Disclosure for the 2011 Grants of Plan-Based Awards Table

The 2011 awards of phantom units were issued under the Partnership’s 2008 Long-Term Incentive Plan. The material terms of these awards are described below.

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

Definitions. For purposes of the phantom unit awards, the terms set forth below generally have the meanings described below:

A “change in control” of the Partnership generally includes the occurrence of any of the following events or circumstances: (1) any transaction resulting in the Partnership ceasing to be controlled by Pioneer; (2) the limited partners of the Partnership approve a plan of complete liquidation of the Partnership; (3) the sale or other disposition by either the General Partner or the Partnership of all or substantially all of its assets to an entity other than the General Partner or an affiliate of the General Partner; or (4) a transaction resulting in an entity other than Pioneer or one of its affiliates being the general partner of the Partnership.

A “change in control” of Pioneer generally includes the occurrence of any of the following events or circumstances: (1) a person or group acquires securities of Pioneer that, together with any other securities held by such person, constitutes 40 percent or more of either (x) the then outstanding shares of Pioneer’s common stock or (y) the combined voting power of the then outstanding voting securities of Pioneer, except for acquisitions directly from Pioneer and acquisitions by an employee benefit plan sponsored or maintained by Pioneer; (2) a majority of the members of Pioneer’s Board of Directors changes, other than new members elected or nominated by at least a

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

majority of the then-current board, absent an election contest or similar proxy dispute; (3) Pioneer merges or engages in a similar transaction, or sells all or substantially all of its assets, unless Pioneer’s stockholders prior to the transaction own more than half of the voting interest of Pioneer or the resulting entity (in substantially the same ratios) after the transaction, and neither of the events in items (1) and (2) above has occurred for Pioneer or the resulting entity; or (4) Pioneer’s stockholders approve a complete liquidation or dissolution of Pioneer.

“Cause” generally means any of the following circumstances: (1) the NEO’s failure to substantially perform his or her duties, unless the failure is due to physical or mental incapacity, or to comply with a material written policy of Pioneer; (2) the NEO’s engaging in an act of fraud or other misconduct that is injurious to Pioneer, monetarily or otherwise; (3) the NEO’s failure to cooperate in connection with an investigation or proceeding into the business practices or operations of Pioneer; (4) the NEO’s conviction of a felony or a crime or misdemeanor involving moral turpitude or financial misconduct; or (5) a material violation by the NEO of the provisions of the confidentiality and non-solicitation restrictions in the agreement.

“Good reason” for purposes of Mr. Sheffield’s award generally means (1) the assignment to him of duties materially inconsistent with his then current position or any other material adverse change in his position with Pioneer; (2) the failure of Pioneer to nominate him for re-election to Pioneer’s Board of Directors, or any failure of Pioneer’s stockholders to re-elect him to Pioneer’s Board, unless due to his death, disability, termination for cause or voluntary resignation; or (3) a reduction in his base salary. For NEOs other than Mr. Sheffield, “good reason” generally means a demotion to an officer position at Pioneer junior to his then existing position, or to a non-officer position, or a reduction in base salary that is not a company-wide reduction and that is greater than 80 percent, or any reduction in base salary that is greater than 65 percent.

A “disability” means the NEO’s physical or mental impairment or incapacity of such severity that, in the opinion of Pioneer’s chosen physician, he or she is unable to continue to perform his or her duties. A “disability” will also be deemed to have occurred if the NEO becomes entitled to long-term disability benefits under any of Pioneer’s employee benefit plans.

An NEO will be considered eligible for “normal retirement” upon reaching the age of 60 years.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth, for each NEO, information regarding phantom units that were held as of December 31, 2011. No options or other forms of equity awards were granted to executive officers of the General Partner prior to December 31, 2009 and no equity awards have vested or been exercised.

Equity Awards
Name (a)	Year	Number of Units that have not Vested (#) (g)		Market Value of Units that have not Vested (1) ($) (h)
Scott D. Sheffield	2011 2010	19,140 24,144	(2) (3)	$ $	500,702 631,607

Richard P. Dealy	2011 2010	6,687 6,585	(2) (3)	$ $	174,932 172,264

(1)	Based on the closing price of $26.16 of the Partnership’s common units on December 31, 2011.
(2)

This award of phantom units vests in full on February 15, 2014, which is the third anniversary of the grant date. The vesting of this award will accelerate in full upon a change in control. In addition, the termination of the NEO’s employment prior to the vesting date will affect the vesting of the award as described above in the section entitled “– Narrative Disclosure for the 2011 Grants of Plan-Based Awards Table.”

(3)

This award of phantom units vests in full on March 4, 2013, which is the third anniversary of the grant date. The vesting of this award will accelerate in full upon a change in control. In addition, the termination of the NEO’s employment prior to the vesting date will affect the vesting of the award as described above in the section entitled “– Narrative Disclosure for the 2011 Grants of Plan-Based Awards Table.”

Pension Benefits; Nonqualified Deferred Compensation

The Partnership does not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for its NEOs. The NEOs participate in a defined contribution 401(k) retirement plan and a non-qualified deferred compensation plan sponsored by Pioneer. Disclosure regarding NEOs’ benefits under the 401(k) plan and the non-qualified deferred compensation is not provided in this Report, but will be provided in Pioneer’s 2012 Annual Meeting proxy statement.

Potential Payments Upon Termination or Change in Control

There are no employment agreements currently in effect between the Partnership and any NEO. Pioneer has entered into Severance Agreements and Change in Control Agreements with the NEOs, and the expenses associated with those agreements are borne by Pioneer and are not reimbursable by the Partnership except to the extent includable within Pioneer’s total general and administrative costs allocable to the Partnership pursuant to the Administrative Services Agreement. Because the NEOs do not perform services solely on behalf of the Partnership, a quantification of their potential benefits under the Severance Agreements and Change in Control Agreements is not provided but will be disclosed in Pioneer’s 2012 Annual Meeting proxy statement.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board of Directors is not required to maintain, and does not maintain, a compensation committee. Scott D. Sheffield, the General Partner’s Chairman of the Board and Chief Executive Officer, serves as the Chairman of the Board and Chief Executive Officer of Pioneer, and Richard P. Dealy, a director of the General Partner and the General Partner’s Executive Vice President, Chief Financial Officer and Treasurer, and Danny L. Kellum, a director of the General Partner and the General Partner’s Executive Vice President, Permian Operations, serve as executive officers of Pioneer. All compensation decisions with respect to

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

each of these persons are made by the Compensation Committee of the Board of Directors of Pioneer (except with respect to awards under the Partnership’s 2008 Long-Term Incentive Plan, which are granted by the Board of Directors, if any are granted). With the exception of the foregoing, none of the executive officers of the General Partner serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the beneficial ownership of the Partnership’s common units as of February 24, 2012 by (i) each person known by the Partnership to beneficially own five percent or more of the outstanding units; (ii) each member of the Board of Directors; (iii) each NEO; and (iv) all directors and executive officers of the General Partner as a group.

Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

Name of Person or Identity of Group	Number of Units	Percentage of Class (a)

Pioneer Natural Resources USA, Inc. (b)	18,721,200	52.4
5205 N. O’Connor Blvd.
Suite 200
Irving, Texas 75039

Scott D. Sheffield (c)	12,000	(d	)

Richard P. Dealy (c)	20,000	(d	)

Danny L. Kellum (c)	-	(d	)

Phillip A. Gobe (e)	19,463	(d	)

Alan L. Gosule (e)	12,444	(d	)

Royce W. Mitchell (e)	10,944	(d	)

Arthur L. Smith (e)	10,944	(d	)

All directors and officers as a group (11 persons)	123,289	(d	)

(a)	Based on 35,713,700 common units outstanding.
(b)	Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer, and therefore Pioneer also beneficially owns these common units.
(c)

Excludes the following number of unvested phantom units that will vest on the third anniversary of the date of grant, subject to the officer’s continuing in the employ of the General Partner: Mr. Sheffield, 67,902; Mr. Dealy, 21,478; and Mr. Kellum, 11,956.

(d)	Does not exceed one percent of class.
(e)	Includes restricted units awarded to the General Partner’s independent directors under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table sets forth, as of February 24, 2012, the number of shares of common stock of Pioneer owned by (i) each member of the Board of Directors; (ii) each NEO; and (iii) all directors and executive officers of the General Partner as a group:

Name of Person or Identity of Group	Number of Shares	Percentage of Class (a)

Scott D. Sheffield (c) (d) (e) (f)	841,736	(b	)

Richard P. Dealy (c) (d) (e)	199,320	(b	)

Danny L. Kellum (c) (d) (e)	70,823	(b	)

Phillip A. Gobe	-	-

Alan L. Gosule	-	-

Royce W. Mitchell	-	-

Arthur L. Smith	-	-

All directors and executive officers as a group (11 persons) (c) (d) (e) (f)	1,723,882	1.4

(a)	Based on 123,260,358 shares of common stock outstanding.
(b)	Does not exceed one percent of class.
(c)	Includes the following number of unvested restricted shares: Mr. Sheffield, 45,156; Mr. Dealy, 30,657; Mr. Kellum, 9,774; and all directors and executive officers as a group, 188,224.
(d)	Includes the following number of shares held in each respective officer’s 401(k) account: Mr. Sheffield, 22,103; Mr. Dealy, 311; Mr. Kellum, 531; and all directors and executive officers as a group, 35,104.
(e)	Mr. Sheffield’s beneficial ownership includes 37,827 shares held in his investment retirement account.
(f)	Excludes the performance units that will vest if and to the extent predetermined performance targets are achieved.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about the Partnership’s equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (b)
Pioneer Southwest Energy Partners L.P.:
2008 Long-Term Incentive Plan	—	$—	2,893,748

(a)	There were no outstanding options, warrants or equity rights awarded under the Partnership’s equity compensation plans as of December 31, 2011. The securities do not include restricted units awarded under the 2008 Long-Term Incentive Plan.
(b)	All equity compensation plans have been approved by security holders.

See “Item 11. Executive Compensation” and Note F of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for discussion of the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 24, 2012, affiliates of the General Partner, including its directors and executive officers, owned 18.8 million common units representing 52.8 percent of the common units outstanding. In addition, the General Partner owned a 0.1 percent general partner interest in the Partnership.

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

Ongoing Operations
Distributions of available cash to the General Partner and its affiliates

The Partnership makes cash distributions to its partners, including the General Partner and its affiliates, as the holders of common units and general partner units. During 2011, Pioneer received a total of $41.7 million in distributions from the Partnership in respect of its common units and general partner units.

Payments to the General Partner and its affiliates

The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner and its affiliates in connection with operating the Partnership’s business. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on its behalf. Pioneer is entitled to determine in good faith the expenses that are allocable to the Partnership. To implement part of this Partnership Agreement requirement, the Partnership and Pioneer have entered into the Administrative Services Agreement, which establishes a formula by which a portion of Pioneer’s overhead expenses is allocated to the Partnership. See “— Administrative Services Agreement” below. The Partnership is charged an operating overhead fee pursuant to operating agreements with Pioneer. See “ — Operating Agreements” below. Additionally, Pioneer is a minority owner of certain gas processing plants that process a portion of the Partnership’s wet gas and retain as compensation a portion of the Partnership’s dry gas residue and NGL value. See “— Gas Processing Arrangements” below. The Partnership has agreed to pay Pioneer for the Partnership’s share of state and local income and other taxes. See “— Tax Sharing Arrangement” below.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Currently, expenses are reimbursed based on a methodology of determining the Partnership’s share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. Under this initial methodology, the per BOE cost for services during any period is determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership’s general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer’s Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all VPP obligations during such period. The costs of all awards to the Partnership’s independent directors under the Partnership’s long-term incentive plan are borne by the Partnership, and are not included in the foregoing formula. The administrative fee is determined by multiplying the per BOE costs by the Partnership’s total production (including volumes delivered by the Partnership under VPP obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer is reimbursed for any out-of-pocket expenses it incurs on the Partnership’s behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer at any time upon 90 days notice. The Partnership paid a total of $4.7 million to Pioneer under this agreement during 2011.

Omnibus Agreement, Omnibus Operating Agreements and Operating Agreements

Pioneer is the operator of all of the Partnership’s properties. Upon the closing of the Partnership’s initial public offering in May 2008, the Partnership and Pioneer entered into an Omnibus Agreement (the “IPO Omnibus Agreement”) and an Omnibus Operating Agreement (the “IPO Omnibus Operating Agreement”) to govern their relationship with respect to the properties the Partnership acquired in connection with the initial public offering. In addition, in connection with the acquisition of properties by the Partnership from Pioneer in August 2009, the Partnership and Pioneer entered into an Omnibus Operating Agreement (the “2009 Omnibus Operating Agreement”) to govern their relationship with respect to the properties the Partnership acquired in connection with that acquisition, and amended IPO Omnibus Operating Agreement with respect to certain matters.

Area of Operations. The IPO Omnibus Agreement limits the Partnership’s area of operations to onshore Texas and the southeast region of New Mexico, comprising Chaves, Curry, De Baca, Eddy, Lincoln, Lea, Otero and Roosevelt counties. Pioneer has the right to expand the Partnership’s area of operations, but has no obligation to do so.

Operations. Pursuant to the IPO Omnibus Operating Agreement and the 2009 Omnibus Operating Agreement, the Partnership has agreed to certain restrictions and limitations on its ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership’s properties where Pioneer is the operator. For example, the Partnership will not object to attempts by Pioneer to develop the leasehold acreage surrounding the Partnership’s wells; the Partnership is restricted in its ability to remove Pioneer as the operator; Pioneer-proposed operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership must allow Pioneer to use certain of the Partnership’s production facilities in connection with other properties operated by Pioneer, subject to capacity limitations.

In addition, Pioneer and the Partnership have entered into operating agreements with respect to the Partnership’s properties. Pursuant these agreements, the Partnership pays Pioneer overhead charges associated with operating the Partnership’s oil and gas properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership also pays Pioneer for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Gas Processing Arrangements

Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant and an approximate 30 percent interest in the Sale Ranch gas processing plant. These plants process wet gas from producing wells, and retain as compensation approximately 17 percent and 20 percent, respectively, of the dry gas residue and NGL value. Substantially all of the Partnership’s total NGL and gas sales revenues in 2011 were from the sale of NGL and gas processed through the Midkiff/Benedum and Sale Ranch gas processing plants.

Tax Sharing Agreement

The Partnership and Pioneer have entered into a Tax Sharing Agreement, pursuant to which the Partnership agreed to pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. During 2011 and 2010, the Partnership recorded a payable to Pioneer of $550 thousand and $492 thousand, respectively, under this agreement.

Policies and Procedures for Review, Approval and Ratification of Related Person Transactions

The Partnership’s Governance Guidelines provide that independent directors are to periodically review all transactions that would require disclosure under Item 404(a) of SEC Regulation S-K, and make a recommendation to the Board of Directors regarding the initial authorization or ratification of any such transaction. All of the transactions disclosed in this Item 13 entered into since January 1, 2011, were either pursuant to agreements in place at the time of the Offering and accordingly were not required to be reviewed, ratified or approved pursuant to the Governance Guidelines, or were so reviewed, ratified or approved.

The Partnership Agreement provides that the General Partner is responsible to identify conflicts of interest, and may choose to resolve a conflict of interest by any one of the methods described in the Partnership Agreement. The General Partner intends to submit to the Conflicts Committee for review, approval or ratification any material transactions in which any related person (principally directors, officers, significant unitholders and their immediate family members) has a material interest and that involves at least $120 thousand. However, the General Partner is not required under the Partnership Agreement to do so.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of the General Partner and the independence requirements applicable to the Board of Directors and its committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of the General Partner selected Ernst & Young LLP as the independent registered public accounting firm to audit the Partnership’s consolidated financial statements for the year ended December 31, 2011.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP

The following table shows the fees paid or accrued by the Partnership for audit services provided by Ernst & Young LLP for the years ended December 31, 2011 and 2010:

	2011	2010

Audit fees (a)	$557,808	$409,287
Audit-related fees (b)	-	-
Tax fees (b)	-	-
All other fees (b)	-	-

	$557,808	$409,287

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

(b)	There were no audit-related fees, tax fees or other fees paid to Ernst & Young LLP for services in 2011 or 2010.

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

All 2011 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements

Financial Statements

The following consolidated financial statements of the Partnership are included in “Item 8. Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)	Exhibits

The exhibits to this Report required to be filed pursuant to Item 15(b) are listed below and in the “Exhibit Index” attached hereto.

(c)	Financial Statement Schedules

No financial statement schedules are required to be filed as part of the Report or they are inapplicable.

Exhibits

Exhibit Number			Description

2.1		—

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

Purchase and Sale Agreement by and among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and the Partnership (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

3.1		—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
3.2		—

Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

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

4.1		—	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form S-3 (Registration No. 333-162566)).
4.2		—	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-3 (Registration No. 333-162566)).
10.1	H	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.2		—

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.10		—

Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.11		—

Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.12		—

Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.13		—

Limited Waiver Regarding Credit Agreement, entered into as of March 26, 2009, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 31, 2009).

10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.15		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.16		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.17		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.18		—

Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.19	H	—

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

10.20		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.21		—

Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.22		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1(incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.23		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.24		—

Crude Oil Contracts with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.25		—

Amendment to Crude Oil Purchase Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-34032).

10.26		—

Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.26 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.27		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.28		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.28 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.29		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.30		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.31		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.32		—

Letter Agreement between Pioneer Natural Resources USA, Inc. and Plains Marketing, L.P. dated June 22, 2011. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-34032).

21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc.
101.INS	(b)	—	XBRL Instance Document.
101.SCH	(b)	—	XBRL Taxonomy Extension Schema.
101.CAL	(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date: February 28, 2012

	By:	/s/ Scott D. Sheffield
Scott D. Sheffield
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield Scott D. Sheffield	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 28, 2012

/s/ Richard P. Dealy Richard P. Dealy	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer)	February 28, 2012

/s/ Frank W. Hall Frank W. Hall	Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2012

/s/ Phillip A. Gobe Phillip A. Gobe	Director	February 28, 2012

/s/ Alan L. Gosule Alan L. Gosule	Director	February 28, 2012

/s/ Danny L. Kellum Danny L. Kellum	Director	February 28, 2012

/s/ Royce W. Mitchell Royce W. Mitchell	Director	February 28, 2012

/s/ Arthur L. Smith Arthur L. Smith	Director	February 28, 2012

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibits

Exhibit Number			Description
2.1		—

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

2.3*		—

Purchase and Sale Agreement, dated May 6, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc. and Pioneer Retained Properties Company LLC (incorporated by reference to Exhibit 2.3 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.4*		—

Omnibus Agreement, dated May 6, 2008, by and among the Partnership, Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources Company and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 2.4 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 9, 2008).

2.5*		—

Agreement and Plan of Merger, dated May 1, 2008, by and among Pioneer Southwest Energy Partners USA LLC, Pioneer Natural Resources USA, Inc., Pioneer Retained Properties Company LLC and Pioneer Limited Natural Resources Properties LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

2.6*		—

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

2.7*		—

Purchase and Sale Agreement by and among Pioneer Natural Resources USA, Inc., Pioneer Southwest Energy Partners USA LLC and the Partnership (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

3.1		—	Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-144868)).
3.2		—

Certificate of Amendment to Certificate of Limited Partnership of Pioneer Resource Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

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

4.1		—	Form of Senior Indenture (incorporated by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form S-3 (Registration No. 333-162566)).
4.2		—	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-3 (Registration No. 333-162566)).
10.1	H	—	Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.2		—

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

Credit Agreement entered into as of October 29, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.10		—

Amendment to Credit Agreement dated as of December 14, 2007, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.11		—

Second Amendment to Credit Agreement dated as of February 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.12		—

Third Amendment to Credit Agreement dated as of April 15, 2008, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).

10.13		—

Limited Waiver Regarding Credit Agreement, entered into as of March 26, 2009, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 31, 2009).

10.14		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.15		—	Natural Gas Liquids Purchase Contract (incorporated by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.16		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.17		—	Crude Oil Purchase Contract (incorporated by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-144868)).
10.18		—

Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

10.19	H	—

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

10.20		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.21		—

Amendment to Natural Gas Liquids Purchase Contract filed as Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.20 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.22		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1(incorporated by reference to Exhibit 10.21 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.23		—

Amendment to Crude Oil Purchase Contract filed as Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1 (incorporated by reference to Exhibit 10.22 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.24		—

Crude Oil Contracts with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-34032).

10.25		—

Amendment to Crude Oil Purchase Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-34032).

10.26		—

Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.26 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.27		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.28		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.28 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-34032).

10.29		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.30		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.31		—

Amendment to Crude Oil Contract with Occidental Energy Marketing, Inc. (incorporated by reference to Exhibit 10.27 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-34032).

10.32		—

Letter Agreement between Pioneer Natural Resources USA, Inc. and Plains Marketing, L.P. dated June 22, 2011. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-34032).

21.1	(a)	—	Subsidiaries of the registrant.
23.1	(a)	—	Consent of Ernst & Young LLP.
23.2	(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
99.1	(a)	—	Report of Netherland, Sewell & Associates, Inc.
101.INS	(b)	—	XBRL Instance Document.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

101.SCH	(b)	—	XBRL Taxonomy Extension Schema.
101.CAL	(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.
H	Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).

*Pursuant to the rules of the Commission, the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.