Form 10-Q
period 2012-03-31
Pioneer Southwest Energy Partners L.P.
filed 2012-05-07
CIK 1407463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(972) 969-3586

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common units outstanding as of May 7, 2012         35,713,700

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

These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership’s commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership’s business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Partnership’s operating activities, access to and availability of transportation, processing and refining facilities, the Partnership’s ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership’s credit facility and derivative contracts and the purchasers of the Partnership’s oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership’s Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the “SEC”). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition, Markets and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

•	All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$4,975	$1,176
Accounts receivable:
Trade	18,415	18,063
Due from affiliates	632	—
Inventories	955	920
Prepaid expenses	215	240
Deferred income taxes	296	207
Derivatives	6,010	5,619

Total current assets	31,498	26,225

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	464,833	437,085
Accumulated depletion, depreciation and amortization	(146,330)	(141,498)

Total property, plant and equipment	318,503	295,587

Deferred income taxes	876	1,008
Derivatives	2,767	3,665
Other, net	1,261	242

	$354,905	$326,727

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$18,018	$10,756
Due to affiliates	—	830
Interest payable	133	16
Income taxes payable to affiliate	686	550
Derivatives	32,554	28,101
Asset retirement obligations	600	500
Other current liabilities	150	—

Total current liabilities	52,141	40,753

Long-term debt	50,000	32,000
Derivatives	20,460	16,953
Asset retirement obligations	9,504	9,815
Other noncurrent liabilities	86	—
Partners’ equity:
General partner’s interest - 35,750 general partner units issued and outstanding	378	382
Limited partners’ interest - 35,713,700 common units issued and outstanding	222,336	226,824

Total partners’ equity	222,714	227,206

Commitments and contingencies

	$354,905	$326,727

The financial information included as of March 31, 2012 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Oil and gas	$50,705	$49,782
Interest and other	—	2

	50,705	49,784

Costs and expenses:
Oil and gas production	10,974	9,249
Production and ad valorem taxes	3,794	3,323
Depletion, depreciation and amortization	4,832	3,328
General and administrative	1,887	1,580
Accretion of discount on asset retirement obligations	188	227
Interest	309	395
Derivative losses, net	14,539	44,609
Other	433	—

	36,956	62,711

Income (loss) before taxes	13,749	(12,927)
Income tax benefit (provision)	(179)	200

Net income (loss)	$13,570	$(12,727)

Allocation of net income (loss) applicable to the Partnership:
General partner’s interest	$14	$(13)
Limited partners’ interest	13,523	(12,739)
Unvested participating securities’ interest	33	25

Net income (loss) applicable to the Partnership	$13,570	$(12,727)

Net income (loss) per common unit—basic and diluted	$0.38	$(0.38)

Weighted average common units outstanding—basic and diluted	35,714	33,114

Distributions declared per common unit	$0.51	$0.50

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$13,570	$(12,727)
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income (loss)	—	(8,913)

Comprehensive income (loss)	$13,570	$(21,640)

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(in thousands)

(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner’s Equity	Limited Partners’ Equity	Total Partners’ Equity
Balance as of December 31, 2011	36	35,714	$382	$226,824	$227,206
Cash distributions to partners	—	—	(18)	(18,214)	(18,232)
Net income	—	—	14	13,556	13,570
Contributions of unit-based compensation	—	—	—	170	170

Balance as of March 31, 2012	36	35,714	$378	$222,336	$222,714

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,570	$(12,727)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	4,832	3,328
Deferred income taxes	43	(344)
Accretion of discount on asset retirement obligations	188	227
Amortization of debt related costs	45	45
Loss on extinguishment of debt	197	—
Amortization of unit-based compensation	170	90
Commodity derivative related activity	8,465	37,383
Other noncash expense	236	—
Change in operating assets and liabilities:
Accounts receivable	(984)	(1,637)
Inventories	(35)	(150)
Prepaid expenses	25	85
Accounts payable	2,042	1,025
Interest payable	117	103
Income taxes payable to affiliate	136	145
Asset retirement obligations	(447)	(183)

Net cash provided by operating activities	28,600	27,390

Cash flows from investing activities:
Additions to oil and gas properties	(23,308)	(14,441)

Net cash used in investing activities	(23,308)	(14,441)

Cash flows from financing activities:
Borrowings under credit facilities	67,000	16,000
Principal payments on credit facilities	(49,000)	(12,200)
Payment of financing fees	(1,261)	—
Distributions to unitholders	(18,232)	(16,574)

Net cash used in financing activities	(1,493)	(12,774)

Net increase in cash	3,799	175
Cash, beginning of period	1,176	107

Cash, end of period	$4,975	$282

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

As of March 31, 2012, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the “General Partner”), which manages the Partnership.

NOTE B. Summary of Significant Accounting Policies

Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States (“GAAP”) have been condensed in or omitted from this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Inventories. The Partnership’s inventories as of March 31, 2012 and December 31, 2011 consist of oil held in storage tanks. The Partnership’s oil inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of March 31, 2012 and December 31, 2011, there were no inventory valuation reserve allowances recorded by the Partnership.

Derivatives. All derivatives are recorded on the balance sheet at estimated fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership’s discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the partners’ equity section of the accompanying consolidated balance sheets, and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Partnership’s earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. As of December 31, 2011, all of the cash flow hedge gains that were previously deferred in AOCI – Hedging have been transferred to earnings.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves, and net derivative liabilities are determined, in part, by utilization of the Partnership’s credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the United States Treasury Bill yield curve as of the measurement date. The Partnership’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 162.5 basis points, representing the Partnership’s borrowing rate.

See Notes C and G for a description of the specific types of derivative transactions in which the Partnership participates, the related accounting treatment and the fair value of the Partnership’s derivatives.

Unit-based awards. The Partnership does not have its own employees. However, the Partnership does provide unit-based compensation for the independent directors of the General Partner and certain members of management of the General Partner.

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

For the three months ended March 31, 2012, the Partnership recognized $230 thousand of unit-based compensation, as compared to $157 thousand for the three months ended March 31, 2011, respectively. As of March 31, 2012, there was $1.9 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years. See Note H for additional information regarding the Partnership’s unit-based awards.

The following table reflects the Partnership’s outstanding unit-based awards as of March 31, 2012 and the activity related thereto for the three months ended March 31, 2012:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,492	65,157
Units granted	—	37,487

Outstanding at March 31, 2012	7,492	102,644

Segment reporting. The Partnership’s only operating segment is oil and gas producing activities. Additionally, all of the Partnership’s properties are located in the United States, and all of the related oil, natural gas liquids (“NGL”) and gas revenues are derived from sales to purchasers located in the United States.

Income taxes. The Partnership’s operations are treated as a partnership with each partner being separately taxed on its share of the Partnership’s federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note D for additional information regarding the Partnership’s current and deferred tax provisions and benefits as well as the Partnership’s current and deferred tax attributes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Revenue Recognition. The Partnership recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership’s entitlement, if any, is included in other liabilities and the Partnership’s share of sales taken by others, if any, is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of March 31, 2012 or December 31, 2011.

Environmental. The Partnership’s environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At March 31, 2012, the Partnership had $150 thousand and $86 thousand of environmental liability recorded in other current liabilities and other noncurrent liabilities, respectively.

Net income (loss) per common unit. Net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.

The Partnership applies the provisions of Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share” when determining net income (loss) per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income (loss) allocation in computing basic and diluted net income (loss) per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units and restricted units awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the “LTIP”).

The Partnership’s net income (loss) is allocated to partners’ equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the “Partnership Agreement”).

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments to ensure that fair value measurement and disclosure requirements are the same under U.S. GAAP and International Financial Reporting Standards (“IFRS”) (except for minor differences in wording and style). This guidance, among other things, requires more disclosure about items that are disclosed at fair value but not measured at fair value in the Partnership’s balance sheets. ASU 2011-04 became effective and was adopted by the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership’s financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income (Topic 220)” (“ASU 2011-05”). To increase the prominence of items reported in comprehensive income (loss), ASU 2011-05 requires comprehensive income (loss), the components of net income (loss), and the components of comprehensive income (loss) to be presented in either a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The requirements of ASU 2011-05 did not change the items that are reported in comprehensive income (loss) or when an item of comprehensive income (loss) must be reclassified to net income (loss). ASU 2011-05 became effective and was adopted by the Partnership on January 1, 2012. The adoption of this guidance did not impact the Partnership’s financial position, results of operations or liquidity.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 will be adopted by the Partnership on January 1, 2013. The adoption of ASU 2011-11 will not impact the Partnership’s future financial position, results of operations or liquidity.

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

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents, for each of the fair value hierarchy levels, the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2012
	(in thousands)
Assets:
Commodity derivatives	$—	$8,777	$—	$8,777
Liabilities:
Commodity derivatives	$—	$53,014	$—	$53,014

Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$50,000	$50,481	$32,000	$32,393

The fair value of debt is characterized as Level 2 measurements in the fair value hierarchy.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Commodity derivative instruments. The Partnership’s commodity derivative assets and liabilities represent oil, NGL and gas swap contracts and collar contracts with short puts. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.

Oil derivatives. The Partnership’s oil derivatives are swap contracts and collar contracts with short puts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The asset and liability transfer values attributable to the Partnership’s oil derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the options underlying the collar contracts. The implied rates of volatility inherent in the options underlying the Partnership’s collar contracts were determined from independent active market-quoted sources.

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

Credit facility. The fair value of the Partnership’s credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

The carrying values of the Partnership’s accounts receivable, prepaid expenses, accounts payable, interest payable and income taxes payable to affiliate approximate fair value due to the short maturity of these instruments.

NOTE D. Income Taxes

The Partnership’s income tax provisions (benefits), which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership’s taxable income apportioned to Texas), consisted of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Current provisions:
U.S. state	$136	$144
Deferred provisions (benefits):
U.S. state	43	(344)

	$179	$(200)

The Partnership’s net deferred tax attributes represented current assets of $296 thousand and $207 thousand as of March 31, 2012 and December 31, 2011, respectively, and noncurrent assets of $876 thousand and $1.0 million as of March 31, 2012 and December 31, 2011, respectively. In connection with the Partnership’s initial public offering

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership’s results are included in a combined or consolidated tax return filed by Pioneer. The Partnership’s share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of March 31, 2012 and December 31, 2011, the Partnership had $686 thousand and $550 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.

The Partnership applies the provisions of ASC Topic 740-10 when accounting for uncertainty in income taxes. ASC Topic 740-10 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2012, the Partnership had no material unrecognized tax benefits (as defined in ASC Topic 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership’s policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

NOTE E. Long-term Debt

Credit Facility. During March 2012, the Partnership entered into a $300 million Amended and Restated 5-Year Revolving Credit Agreement (the “Credit Facility”) with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaces the Partnership’s 5-Year Revolving Credit Agreement entered into in May 2008 (the “Expired Credit Facility”). As of March 31, 2012, the Partnership had $50.0 million of outstanding borrowings under the Credit Facility.

Borrowings under the Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the “Applicable Rate”) (currently 1.625 percent) that is determined by a reference grid based on the Partnership’s consolidated leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent (ii) the one-month Eurodollar rate plus one percent or (iii) the Bank of America prime rate (the “Base Rate”) plus a margin (currently 0.625 percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate.

The Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; noncash equity-based compensation; and other noncash items, “EBITDAX”) of not more than 3.5 to 1.0 and (ii) the maintenance of a ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. As of March 31, 2012, the Partnership was in compliance with all of its debt covenants.

As of March 31, 2012, the Partnership’s borrowing capacity under the Credit Facility was $250.0 million. However, because of the net present value covenant, the Partnership’s borrowing capacity under the Credit Facility may be limited in the future. The variables on which the calculation of net present value is based (including assumed commodity prices and discount rate) are subject to adjustment by the lenders. As a result, a sustained decline in commodity prices could reduce the Partnership’s borrowing capacity under the Credit Facility. In addition, the Credit Facility contains various covenants that limit, among other things, the Partnership’s ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the Credit Facility) were to occur, the Credit Facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The Partnership pays a commitment fee on the unused portion of the Credit Facility. The commitment fee is variable based on the Partnership’s consolidated leverage ratio. For the three months ended March 31, 2012, the commitment fee was 0.275 percent.

In accordance with GAAP, the Partnership accounted for the entry into the Credit Facility as an extinguishment of the Expired Credit Facility. Associated therewith, the Partnership recorded a noncash $197 thousand loss on extinguishment of debt to write off the unamortized issuance costs of the Partnership’s Expired Credit Facility, which is included in other expense in the Partnership’s accompanying consolidated statement of operations for the three months ended March 31, 2012.

NOTE F. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership’s credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership’s asset retirement obligation transactions during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Beginning asset retirement obligations	$10,315	$12,558
Liabilities settled	(447)	(183)
New wells placed on production and changes in estimate	48	38
Accretion of discount	188	227

Ending asset retirement obligations	$10,104	$12,640

NOTE G. Derivative Financial Instruments

The Partnership utilizes derivative swap contracts and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells and (ii) help sustain unitholder distributions. The Partnership’s production may also be sold under physical delivery contracts that effectively provide commodity price hedges. Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, physical delivery contracts are not recorded as derivatives in the financial statements.

Cash inflows and outflows attributable to the Partnership’s commodity derivatives are included in net cash provided by operating activities in the Partnership’s accompanying consolidated statements of cash flows.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Oil prices. All material physical sales contracts governing the Partnership’s oil production are tied directly or indirectly to the New York Mercantile Exchange (“NYMEX”) prices. The following table sets forth the volumes in Bbls underlying the Partnership’s outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2012:

	2012			Twelve Months Ending
	Second Quarter	Third Quarter	Fourth Quarter	December 31,
				2013	2014
Oil Derivatives:
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,500	1,500	1,750	5,000
Price per Bbl:
Ceiling	$103.50	$109.00	$109.00	$116.00	$124.00
Floor	$80.00	$85.00	$85.00	$88.14	$90.00
Short Put	$65.00	$70.00	$70.00	$73.14	$72.00
Swap contracts:
Volume (Bbls per day)	3,000	3,000	3,000	3,000	—
Price per Bbl	$79.32	$79.32	$79.32	$81.02	$—

NGL prices. All material physical sales contracts governing the Partnership’s NGL production are tied directly or indirectly to Mont Belvieu-posted-prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of March 31, 2012:

	2012
	Second Quarter	Third Quarter	Fourth Quarter
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750
Price per Bbl	$35.03	$35.03	$35.03

Gas prices. All material physical sales contracts governing the Partnership’s gas production are tied directly or indirectly to a Permian Basin index price where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average NYMEX or index differential prices per MMBtu for those contracts as of March 31, 2012:

	2012			Twelve Months Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2013
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	5,000	2,500
Price per MMBtu	$6.43	$6.43	$6.43	$6.89
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	2,500	2,500
Price differential ($/MMBtu)	$(0.30)	$(0.30)	$(0.30)	$(0.31)

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Tabular disclosures about derivative instruments. All of the Partnership’s commodity derivatives were accounted for as non-hedge derivatives as of March 31, 2012 and December 31, 2011. The following tables provide disclosure of the Partnership’s commodity derivative instruments:

Fair Value of Derivative Instruments as of March 31, 2012
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives—current	$6,161	Derivatives—current	$32,705
Derivatives—noncurrent	2,838	Derivatives—noncurrent	20,531

Total derivatives not designated as hedging instruments	$8,999		$53,236

Fair Value of Derivative Instruments as of December 31, 2011
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives—current	$5,753	Derivatives—current	$28,235
Derivatives—noncurrent	3,665	Derivatives—noncurrent	16,953

Total derivatives not designated as hedging instruments	$9,418		$45,188

(a)	Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statement of Operations
	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Location of Gain Reclassified from Accumulated Other	Three Months Ended March 31,
Comprehensive Income into Income (Effective Portion)	2012	2011
	(in thousands)
Oil and gas revenues	$—	$8,997

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

		Amount of Losses Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Losses Recognized in Income on Derivatives	Three Months Ended March 31,
		2012	2011
		(in thousands)
Commodity contracts	Derivative losses, net	$14,539	$44,609

Derivative counterparties. The Partnership uses credit criteria and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership’s credit risk policies and procedures. The following table provides the Partnership’s net derivative assets and liabilities by counterparty as of March 31, 2012:

	Assets	Liabilities
	(in thousands)
Toronto Dominion	$3,689	$—
JP Morgan Chase	512	—
Barclays Capital	—	908
Citibank, N.A.	—	4,309
Wells Fargo Bank, N.A.	—	43,221

Total	$4,201	$48,438

NOTE H. Related Party Transactions

Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Producing well overhead (COPAS) fees	$2,668	$2,599
Payment of lease operating and supervision charges	2,514	2,093
Drilling and completion related charges	9,856	2,589
General and administrative expenses	1,229	985

Total	$16,267	$8,266

As of March 31, 2012, the Partnership has a net accounts receivable – due from affiliates in the accompanying balance sheet of $632 thousand, representing a $2.0 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer, a $1.2 million payable to Pioneer for general and administrative expenses and a $168 thousand payable to Pioneer for other miscellaneous items. As of December 31, 2011, the Partnership’s accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $830 thousand includes $2.5 million payable to Pioneer for general and administrative expenses and $166 thousand payable to Pioneer for other miscellaneous items, offset by a $1.9 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

As of March 31, 2012 and December 31, 2011, the Partnership had $686 thousand and $550 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.

The General Partner annually awards restricted common units to directors under the LTIP. The Partnership paid the General Partner $53 thousand during the three months ended March 31, 2012 and $63 thousand during the three months ended March 31, 2011, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 37,487 and 30,039 phantom units during the three months ended March 31, 2012 and 2011, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient’s continuous employment with Pioneer. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three months ended March 31, 2012 of $177 thousand, of which $170 thousand was noncash, as compared to $93 thousand, of which $90 thousand was noncash, for the three months ended March 31, 2011.

NOTE I. Subsequent Event

The Partnership is not aware of any reportable subsequent events except as disclosed below:

Distribution declaration. In April 2012, the Partnership declared a cash distribution of $0.52 per common unit for the period from January 1, 2012 to March 31, 2012. The distribution is payable on May 11, 2012 to unitholders of record at the close of business on May 4, 2012. Associated therewith, the Partnership will pay $18.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Partnership’s financial and operating performance for the first quarter of 2012 included the following highlights:

•

Net income increased to $13.6 million ($0.38 per common unit) for the first quarter of 2012, as compared to a net loss of $12.7 million ($0.38 per common unit) for the first quarter of 2011. The increase in net income is primarily attributable to a $30.1 million decrease in net derivative losses.

•	During the first quarter of 2012, the Partnership added a third drilling rig and placed a total of 14 wells on production.

•	In total, the Partnership has four downspaced 20-acre wells on production and production results to date indicate that these wells are performing near the production type curve of a 40-acre well.

•

Daily sales volumes increased by 14 percent to 7,609 BOEPD, as compared to 6,648 BOEPD in the first quarter of 2011, primarily due to incremental production volumes from wells drilled as part of the Partnership’s drilling program.

•

The average reported oil, NGL and gas sales prices decreased to $99.07 per Bbl, $37.48 per Bbl and $2.21 per Mcf, respectively, during the first quarter of 2012, as compared to $115.48 per Bbl, $37.94 per Bbl and $3.25 per Mcf, respectively, during the first quarter of 2011. The decrease in the average reported oil price was primarily due to a decline in oil hedge gains, partially offset by an increase in realized oil prices.

•

During 2011, the Partnership transferred its remaining commodity hedge gains deferred in AOCI – Hedging to oil, NGL or gas sales. Accordingly, the Partnership’s future average reported prices will not include any effects from hedging activities.

•

Average oil and gas production costs per BOE increased to $15.84 for the first quarter of 2012, as compared to $15.46 for the first quarter of 2011, primarily due to an 18 percent increase in labor charges, a 48 percent increase in salt water disposal costs (primarily comprised of water hauling fees) and a 16 percent increase in workover activities.

•	Net cash provided by operating activities increased by four percent to $28.6 million in the first quarter of 2012, as compared to $27.4 million in the first quarter of 2011.

•

During the first quarter of 2012, the Partnership entered into a $300 million Amended and Restated 5-Year Revolving Credit Agreement that matures in March 2017, unless extended in accordance with the terms of the agreement. The Amended and Restated 5-Year Revolving Credit Agreement replaces the Partnership’s 5-Year Revolving Credit Agreement entered into in May 2008.

Second Quarter 2012 Outlook

Based on current estimates, the Partnership expects that production will average 7,400 to 7,900 BOEPD.

Production costs (including production and ad valorem taxes) are expected to average $20.00 to $23.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization expense is expected to average $6.75 to $7.75 per BOE.

General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $300 thousand to $600 thousand, and accretion of discount on asset retirement obligations is expected to be nominal.

The Partnership’s cash taxes and effective income tax rate are expected to be approximately one percent of earnings before income taxes as a result of the Partnership’s operations being subject to the Texas Margin tax.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $50.7 million for the three months ended March 31, 2012 as compared to $49.8 million for the same respective period of 2011.

The increase in oil and gas revenues during the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to a 14 percent increase in average daily BOE sales volumes, offset by a 12 percent decrease in average per BOE reported sales prices. The increase in oil and gas sales volume was primarily due to incremental production from wells drilled as part of the Partnership’s drilling program. The decrease in average prices during the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to a 14 percent decrease in oil prices (including the aforementioned decline in derivative hedge gains) and a one percent and 32 percent decrease in NGL and gas prices, respectively, for the three months ended March 31, 2012, as compared to the same period in 2011.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides average daily sales volumes for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Oil (Bbls)	4,890	4,135
NGLs (Bbls)	1,515	1,447
Gas (Mcf)	7,222	6,396
Total (BOE)	7,609	6,648

For the three months ended March 31, 2011, the following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities. Beginning in 2012, the Partnership no longer has any derivative hedge gains or losses being amortized to oil and gas revenues; consequently, reported prices and realized prices are the same. See Note G of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Partnership’s commodity related derivative financial instruments.

	Three Months Ended
	March 31,
	2012	2011
Average reported prices:
Oil (Bbls)	$99.07	$115.48
NGLs (Bbls)	$37.48	$37.94
Gas (Mcf)	$2.21	$3.25
Total (BOE)	$73.23	$83.21
Average realized prices:
Oil (Bbls)	$99.07	$91.30
NGLs (Bbls)	$37.48	$37.94
Gas (Mcf)	$2.21	$3.25
Total (BOE)	$73.23	$68.17

Oil and gas production costs. The Partnership’s oil and gas production costs totaled $11.0 million during the three months ended March 31, 2012, as compared to $9.2 million for the same respective period of 2011. During the three months ended March 31, 2012, total oil and gas production costs per BOE increased by two percent, as compared to the three months ended March 31, 2011. The increase in production costs per BOE is primarily due to an 18 percent increase in labor charges, a 48 percent increase in salt water disposal costs (primarily comprised of water hauling fees) and a 16 percent increase in workover activities during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides the components of the Partnership’s oil and gas production costs per BOE for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Lease operating expenses	$14.15	$14.00
Workover costs	1.69	1.46

Total production costs	$15.84	$15.46

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $3.8 million for the three months ended March 31, 2012, as compared to $ 3.3 million for the same respective period of 2011. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2012, the Partnership’s production and ad valorem taxes per BOE have, in the aggregate, decreased by one percent, as compared to the three months ended March 31, 2011.

The following table provides components of the Partnership’s total production and ad valorem taxes per BOE for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Ad valorem taxes	$1.84	$2.13
Production taxes	3.64	3.42

Total production and ad valorem taxes	$5.48	$5.55

Depletion, depreciation and amortization expense. The Partnership’s depletion, depreciation and amortization expense was $4.8 million ($6.98 per BOE) for the three months ended March 31, 2012, as compared to $3.3 million ($5.57 per BOE) for the same respective period of 2011. The increase in per BOE depletion expense was primarily due to an increase in the Partnership’s oil and gas property basis as a result of its drilling program.

General and administrative expense. The Partnership’s general and administrative expense was $1.9 million for the three months ended March 31, 2012, as compared to $1.6 million for the same respective period of 2011. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer’s general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership’s share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The increase in general and administrative expense for the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to an increase in the general and administrative expense allocation as a result of the increase in the Partnership’s sales volumes. The Partnership is also responsible for paying for its direct third-party services.

Interest expense. Interest expense was $309 thousand for the three months ended March 31, 2012, as compared to $395 thousand for the same period of 2011.

Derivative losses, net. Fluctuations in commodity prices during 2012 have impacted the fair value of the Partnership’s derivative contracts, which resulted in net mark-to-market derivative losses of $14.5 million for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Partnership recognized net mark-to-market derivative losses of $44.6 million. See Note G of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Partnership’s commodity related derivative financial instruments.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Other expense. The Partnership recorded other expense of $433 thousand and nil during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, other expense is comprised of a $236 thousand charge for remediation of a salt water pipeline leak and a $197 thousand charge for the early termination of the Expired Credit Facility.

Income tax benefit (provision). The Partnership recognized an income tax provision of $179 thousand for the three months ended March 31, 2012, as compared to an income tax benefit of $200 thousand for the same period of 2011. The Partnership’s income tax provision increased for the three months ended March 31, 2012, as compared to the same period of 2011, primarily due to a decline in derivative losses. See Note D of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Partnership’s income taxes.

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

During the first three months of 2012, the Partnership added a third drilling rig, placed 14 new wells on production and exited the quarter with eight wells in progress. During 2012, the Partnership expects to drill 55 wells to 60 wells with the three-rig drilling program at an estimated net cost, including facility connections, of $110 million to $120 million. The Partnership’s 2012 capital expenditure forecast reflects the savings expected by Pioneer’s use of internally provided drilling and completion services in connection with drilling the Partnership’s undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership’s undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership’s future needs.

The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined in the Partnership Agreement to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins if the Partnership is to sustain its level of distributions to unitholders over time. Currently, the Partnership is reserving approximately 25 percent of its cash flow to drill its undeveloped locations in order to maintain its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain the Partnership’s production and cash flow. A distribution for the first quarter of 2012 of $0.52 per unit was declared by the Board of Directors of the General Partner on April 24, 2012 and is to be paid on May 11, 2012 to unitholders of record on May 4, 2012. The first quarter distribution reflects an increase of $0.01 per unit, or two percent, as compared to the distribution declared for the first quarter of 2011.

Oil and gas properties. The Partnership’s cash expenditures for additions to oil and gas properties during the three months ended March 31, 2012 increased by 61 percent to $23.3 million, as compared to $14.4 million for the same period of 2011. Additions to oil and gas properties reflect expenditures associated with the Partnership’s three-rig drilling program and acquisitions of interests in producing properties of $402 thousand during the three months ended March 31, 2012. The Partnership’s expenditures for additions to oil and gas properties for the three months ended March 31, 2012 and 2011 were funded by net cash provided by operating activities and borrowings under the Partnership’s credit facility.

Contractual obligations, including off-balance sheet obligations. As of March 31, 2012, the Partnership’s contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $50.0 million at March 31, 2012. As of March 31, 2012, the Partnership’s derivative instruments represented assets of $8.8 million and liabilities of $53.0 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership’s commodity derivatives will be dependent upon actual future

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives’ fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C and G of Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Partnership’s derivative positions and credit facility. As of March 31, 2012, the Partnership’s asset retirement obligations were $10.1 million, a decrease of $211 thousand from their balances as of December 31, 2011. As of March 31, 2012, the Partnership was not a party to any material off-balance sheet arrangements.

Capital resources. The Partnership’s primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings. During 2012, the Partnership expects that net cash flows from operations and the available borrowing capacity under its credit facility will be sufficient to fund its three-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities, such as additional development drilling or acquisitions. As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2012 was $28.6 million, as compared to $27.4 million for the three months ended March 31, 2011. The increase in net cash provided by operating activities was primarily due to increases in oil and gas production volumes and cash provided by changes in working capital.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2012 was $23.3 million, as compared to $14.4 million for the three months ended March 31, 2011. The increase in net cash used in investing activities was due primarily to increased drilling costs associated with adding a third drilling rig and oil and gas property acquisitions of $402 thousand.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2012 was $1.5 million, as compared to net cash used in financing activities of $12.8 million for the three months ended March 31, 2011. The decrease in net cash used in financing activities was primarily due to an increase in incremental net borrowings under the Partnership’s credit facility to fund the Partnership’s three-rig drilling program and distributions.

During March 2012, the Partnership entered into the $300 million Amended and Restated 5-Year Revolving Credit Agreement with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the amended credit facility. The amended credit facility replaced the Partnership’s 5-Year Revolving Credit Agreement that was to mature in May 2013. See Note E of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information about the amended credit facility.

Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of March 31, 2012, the Partnership had $50.0 million of borrowings outstanding under the credit facility, $250 million of remaining borrowing capacity under the credit facility and $5.0 million of cash on hand. The Partnership’s borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership’s projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership’s borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. As of March 31, 2012, the Partnership was in compliance with all of its debt covenants.

The Partnership utilizes derivative swap contracts and collar contracts with short puts to (i) reduce the impact on the Partnership’s net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, and (ii) help sustain unitholder distributions. In furtherance of the Partnership’s effort to meet these objectives, approximately 75 percent, 65 percent and 55 percent of the Partnership’s estimated total production for the remainder of 2012, and for 2013 and 2014, respectively, have been matched with commodity swap contracts or collar contracts with short puts.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

As discussed above under “— Capital commitments,” the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership’s proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership’s primary needs for cash will be for production growth through drilling initiatives (such as the ongoing three-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership’s business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership’s expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.

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

The following quantitative and qualitative information about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Partnership generally uses commodity swap contracts, collar contracts and collar contracts with short put options to mitigate the price risk attributable to changes in commodity prices on its cash available for distributions and other cash requirements. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Notes C and G of “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Partnership’s derivative instruments.

The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership’s costs of capital.

The following table reconciles the changes that occurred in the fair values of the Partnership’s open derivative contracts during the three months ended March 31, 2012:

Derivative Contract Net Liabilities (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2011	$(35,770)
Changes in contract fair value	(14,539)
Contract maturities	6,072

Fair value of contracts outstanding as of March 31, 2012	$(44,237)

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of March 31, 2012:

				Twelve Months Ending		Asset (Liability) Fair Value at March 31, 2012 (a)
	2012			December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2013	2014
						(in thousands)
Oil Derivatives:
Collar contracts with short puts:
Volume (Bbls per day)	1,000	1,500	1,500	1,750	5,000	(4,555)
Price per Bbl:
Ceiling	$103.50	$109.00	$109.00	$116.00	$124.00
Floor	$80.00	$85.00	$85.00	$88.14	$90.00
Short Put	$65.00	$70.00	$70.00	$73.14	$72.00
Swap contracts:
Volume (Bbls per day)	3,000	3,000	3,000	3,000	—	(44,660)
Price per Bbl	$79.32	$79.32	$79.32	$81.02	$—
Average forward NYMEX oil prices (b)	$106.16	$106.70	$106.97	$105.15	$99.67
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750	750	—	—	(3,194)
Price per Bbl	$35.03	$35.03	$35.03	$—	$—
Average forward NGL prices (c)	$48.44	$48.44	$48.44	$—	$—
Gas Derivatives:
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	5,000	2,500	—	8,399
Price per MMBtu	$6.43	$6.43	$6.43	$6.89	$—
Average forward index gas prices (d)	$2.68	$2.68	$2.68	$3.50	$—
Basis swap contracts (e):
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	2,500	2,500	—	(227)
Price differential ($/MMBtu)	$(0.30)	$(0.30)	$(0.30)	$(0.31)	$—
Average forward basis differential prices (d)	$(0.11)	$(0.11)	$(0.11)	$(0.14)	$—

(a)	In accordance with ASC 210-20 and ASC 815-10, the Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.
(b)	The average forward NYMEX oil prices are based on May 1, 2012 market quotes.
(c)	Forward component NGL prices are derived from active-market NGL component price quotes as of May 1, 2012.
(d)	The average forward index gas prices and forward basis differential prices are based on May 1, 2012 NYMEX market quotes and May 1, 2012 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.
(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of those swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership’s credit facility’s sensitivity to changes in interest rates. The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on May 1, 2012.

	Nine Months Ending December 31,	Year Ending,					Liability Fair Value at March 31,
	2012	2013	2014	2015	2016	2017	2012
	($ in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$—	$50,000	$50,481
Average interest rate	2.12%	2.20%	2.50%	2.98%	3.21%	3.28%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, under the headings “Item 1. Business – Competition, Markets and Regulations,” “Item 1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect the Partnership’s business, financial condition or future results. There has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K.

Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.

Item 4.	Mine Safety Disclosures

Not applicable.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

10.1	—	Amended and Restated Credit Agreement entered into as of March 29, 2012, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on April 3, 2012).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS (b)	—	XBRL Instance Document.

101.SCH (b)	—	XBRL Taxonomy Extension Schema.

101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date: May 7, 2012	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief Financial Officer

Date: May 7, 2012	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
10.1	—	Amended and Restated Credit Agreement entered into as of March 29, 2012, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, File No. 001-34032, filed with the SEC on April 3, 2012).

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.