Form 10-Q
period 2012-06-30
Pioneer Southwest Energy Partners L.P.
filed 2012-08-03
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 001-34032
 ______________________________
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
(Exact name of Registrant as specified in its charter)
 ______________________________

Delaware	26-0388421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5205 N. O’Connor Blvd., Suite 200, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)
(972) 969-3586
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common units outstanding as of August 2, 2012         35,713,700

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
TABLE OF CONTENTS

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Cautionary Statement Concerning Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate" or the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest" or the "Partnership") are intended to identify forward-looking statements. The forward-looking statements are based on the Partnership's current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership's control.
These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Definitions of Certain Terms and Conventions Used Herein
Within this Report, the following terms and conventions have specific meanings:

•	"ASU" means Accounting Standards Update as promulgated by the Financial Accounting Standards Board.

•	"Bbl" means a standard barrel containing 42 United States gallons.

•
"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6,000 cubic feet of gas to 1.0 Bbl of oil or natural gas liquid.

•	"BOEPD" means BOE per day.

•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	"Common unit" means outstanding Pioneer Southwest Energy Partners L.P. limited partner units.

•	"Conway" means the daily average of natural gas liquids components as priced in Oil Price Information Service ("OPIS") in the table "U.S. and Canada LP – Gas Weekly Averages" at Conway, Kansas.

•
"COPAS fee" means a fee based on an overhead rate established by the Council of Petroleum Accountants Societies to reimburse the operator of a well for overhead costs, such as accounting and engineering costs.

•
"Derivatives" means financial contracts or financial instruments, (i) with one or more notional amounts and whose values are derived from the value of one or more underlying assets, reference rates or indexes; (ii) which require no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (iii) whose terms require or permit net settlement.

•	"FASB" means Financial Accounting Standards Board.

•	"GAAP" means accounting principles that are generally accepted in the United States of America.

•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.

•	"MBbl" means one thousand Bbls.

•	"MBOE" means one thousand BOEs.

•	"Mcf" means one thousand cubic feet and is a measure of gas volume.

•	"MMBOE" means one million BOEs.

•	"MMBtu" means one million Btus.

•	"MMcf" means one million cubic feet.

•	"Mont Belvieu-posted-price" means the daily average of natural gas liquids components as priced in OPIS in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.

•	"NGL" means natural gas liquid.

•	"NYMEX" means the New York Mercantile Exchange.

•	"NYSE" means the New York Stock Exchange.

•	"Partnership" or "Pioneer Southwest" means Pioneer Southwest Energy Partners L.P. and its subsidiaries.

•	"Pioneer" means Pioneer Natural Resources Company and its subsidiaries.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

•	"U.S." means United States.

•	"Workover" means operations on an existing well to restore or increase production.

•
With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Partnership’s working interest in such wells, drilling locations and acres. Unless otherwise specified, wells, drilling locations and acres statistics quoted herein represent gross wells, drilling locations and acres.

•	All currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,648	$1,176
Accounts receivable:
Trade	12,725	18,063
Due from affiliates	793	—
Inventories	1,641	920
Prepaid expenses	111	240
Deferred income taxes	10	207
Derivatives	6,375	5,619
Total current assets	25,303	26,225
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	490,984	437,085
Accumulated depletion, depreciation and amortization	(151,315)	(141,498)
Total property, plant and equipment	339,669	295,587
Deferred income taxes	338	1,008
Derivatives	8,234	3,665
Other, net	1,226	242
	$374,770	$326,727
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$15,236	$10,756
Due to affiliates	—	830
Interest payable	—	16
Income taxes payable to affiliate	634	550
Derivatives	7,367	28,101
Asset retirement obligations	900	500
Other current liabilities	127	—
Total current liabilities	24,264	40,753
Long-term debt	69,000	32,000
Derivatives	2,715	16,953
Asset retirement obligations	8,967	9,815
Other noncurrent liabilities	210	—
Partners' equity:
General partner's interest - 35,750 general partner units issued and outstanding	424	382
Limited partners' interest - 35,713,700 common units issued and outstanding	269,190	226,824
Total partners' equity	269,614	227,206
Commitments and contingencies
	$374,770	$326,727

The financial information included as of June 30, 2012 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Oil and gas	$42,565	$54,504	$93,270	$104,286
Interest and other	—	—	—	2
Derivative gains (losses), net	46,309	17,700	31,768	(26,909)
	88,874	72,204	125,038	77,379

Costs and expenses:
Oil and gas production	11,047	9,127	22,019	18,376
Production and ad valorem taxes	4,033	3,508	7,827	6,831
Depletion, depreciation and amortization	4,986	3,572	9,818	6,900
General and administrative	1,773	1,834	3,660	3,414
Accretion of discount on asset retirement obligations	190	228	378	455
Interest	509	398	818	793
Other	315	—	748	—
	22,853	18,667	45,268	36,769

Income before income taxes	66,021	53,537	79,770	40,610
Income tax provision	(772)	(607)	(951)	(407)
Net income	$65,249	$52,930	$78,819	$40,203

Allocation of net income applicable to the Partnership:
General partner's interest	$65	$53	$79	$40
Limited partners' interest	64,997	52,773	78,538	40,093
Unvested participating securities' interest	187	104	202	70
Net income applicable to the Partnership	$65,249	$52,930	$78,819	$40,203

Net income per common unit - basic and diluted	$1.82	$1.59	$2.20	$1.21

Weighted average common units outstanding—basic and diluted	35,714	33,114	35,714	33,114

Distributions declared per common unit	$0.52	$0.51	$1.03	$1.01

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$65,249	$52,930	$78,819	$40,203
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income	—	(9,014)	—	(17,927)
Comprehensive income	$65,249	$43,916	$78,819	$22,276

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partners' Equity	Limited Partners' Equity	Total Partners' Equity
Balance as of December 31, 2011	36	35,714	$382	$226,824	$227,206
Cash distributions to partners	—	—	(37)	(36,785)	(36,822)
Net income	—	—	79	78,740	78,819
Contributions of unit-based compensation	—	—	—	411	411
Balance as of June 30, 2012	36	35,714	$424	$269,190	$269,614

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$78,819	$40,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	9,818	6,900
Deferred income taxes	867	58
Accretion of discount on asset retirement obligations	378	455
Amortization of debt related costs	110	91
Loss on extinguishment of debt	197	—
Amortization of unit-based compensation	411	231
Commodity derivative related activity	(40,297)	9,628
Other noncash expense	551	—
Change in operating assets and liabilities:
Accounts receivable	4,545	(1,963)
Inventories	(721)	(142)
Prepaid expenses	129	149
Accounts payable	1,443	2,382
Interest payable	(16)	113
Income taxes payable to affiliate	84	349
Asset retirement obligations	(901)	(286)
Other current liabilities	(214)	—
Net cash provided by operating activities	55,203	58,168
Cash flows from investing activities:
Additions to oil and gas properties	(51,618)	(29,396)
Net cash used in investing activities	(51,618)	(29,396)
Cash flows from financing activities:
Borrowings under credit facilities	86,000	32,904
Principal payments on credit facilities	(49,000)	(27,104)
Payment of financing fees	(1,291)	—
Distributions to unitholders	(36,822)	(33,478)
Net cash used in financing activities	(1,113)	(27,678)
Net increase in cash	2,472	1,094
Cash, beginning of period	1,176	107
Cash, end of period	$3,648	$1,201

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE A. Partnership and Nature of Operations
Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own, acquire and develop oil and gas assets in the Partnership’s area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.
As of June 30, 2012, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages the Partnership.
NOTE B. Summary of Significant Accounting Policies
Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles that are generally accepted in the United States ("GAAP") have been condensed in or omitted from this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Inventories. The Partnership's inventories as of June 30, 2012 and December 31, 2011 consist of oil held in storage tanks and natural gas liquids ("NGLs") held in storage by the purchaser of the NGLs. As of June 30, 2012, title and risk of loss of the NGL inventory had transferred to the purchaser. However, the sales price of the NGLs will not be determined until the NGLs undergo further processing by the purchaser during the second half of 2012. In accordance with Accounting Standards Codification ("ASC") Topic 605 "Revenue Recognition" the Partnership deferred recognition of revenue on these NGL volumes as of June 30, 2012. The Partnership's oil and NGL inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of June 30, 2012 and December 31, 2011, there were no inventory valuation allowances recorded by the Partnership.
Derivatives. All derivatives are recorded on the balance sheet at estimated fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax ("AOCI – Hedging"), in the partners' equity section of the accompanying consolidated balance sheets, and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Partnership's earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. As of December 31, 2011, all of the cash flow hedge gains that were previously deferred in AOCI – Hedging have been transferred to earnings.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves, and net derivative liabilities are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties' debt plus the United States Treasury Bill yield curve as of the measurement date. The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate ("LIBOR") curves plus 162.5 basis points, representing the Partnership's borrowing rate.
See Notes C and G for a description of the specific types of derivative transactions in which the Partnership participates, the related accounting treatment and the fair value of the Partnership's derivatives.
Unit-based awards. The Partnership does not have its own employees. However, the Partnership does provide unit-based compensation for the independent directors of the General Partner and certain members of management of the General Partner.
For unit-based compensation awards, compensation expense is recognized in the Partnership's financial statements on a straight line basis over the awards' vesting periods based on their fair values on the dates of grant. The amount of compensation expense recognized at any date is at least equal to the portion of the measurement date (normally the grant date) value of the award that is vested at that date. The Partnership utilizes the prior trading day's closing common unit price for the fair value of unit-based compensation awards.
For the three and six months ended June 30, 2012, the Partnership recognized $295 thousand and $524 thousand, respectively, of unit-based compensation, as compared to $203 thousand and $360 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $1.8 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years. See Note H for additional information regarding the Partnership's unit-based awards.
The following table reflects the Partnership's outstanding unit-based awards as of June 30, 2012 and the activity related thereto for the six months ended June 30, 2012:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,492	65,157
Units granted	7,496	37,487
Lapse of restrictions	(7,492)	—
Outstanding at June 30, 2012	7,496	102,644
Segment reporting. The Partnership's only operating segment is oil and gas development and production activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGLs and gas revenues are derived from sales to purchasers located in the United States.
Income taxes. The Partnership's operations are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note D for additional information regarding the Partnership's current and deferred tax provisions and benefits as well as the Partnership's current and deferred tax attributes.

 Revenue Recognition. The Partnership recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement, if any, is included in other liabilities and the Partnership's share of sales taken by others, if any, is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of June 30, 2012 or December 31, 2011.
Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At June 30, 2012, the Partnership had $127 thousand and $210 thousand of environmental liabilities recorded in other current liabilities and other noncurrent liabilities, respectively.
Net income per common unit. Net income per common unit is calculated by dividing the limited partners' interest in net income (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.
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
New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)" ("ASU 2011-04"). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards ("IFRS"). This guidance includes amendments to ensure that fair value measurement and disclosure requirements are the same under U.S. GAAP and IFRS (except for minor differences in wording and style). This guidance, among other things, requires more disclosure about items that are disclosed at fair value, but not measured at fair value in the Partnership's balance sheets. ASU 2011-04 became effective and was adopted by the Partnership on January 1, 2012. The adoption of this guidance did not have a material impact on the Partnership's financial position, results of operations or liquidity.
In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income (Topic 220)" ("ASU 2011-05"). To increase the prominence of items reported in comprehensive income (loss), ASU 2011-05 requires comprehensive income (loss), the components of net income (loss), and the components of comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The requirements of ASU 2011-05 did not change the items that are reported in comprehensive income or when an item of comprehensive income must be reclassified to net income. ASU 2011-05 became effective and was adopted by the Partnership on January 1, 2012. The adoption of this guidance did not impact the Partnership's financial position, results of operations or liquidity.

 In December 2011, the FASB issued ASU 2011-11, "Disclosures about offsetting Assets and Liabilities" ("ASU 2011-11") requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 will be adopted by the Partnership on January 1, 2013. The adoption of ASU 2011-11 is not expected to impact the Partnership's future financial position, results of operations or liquidity.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE C. Fair Value Measurements
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
The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents, for each of the fair value hierarchy levels, the Partnership's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2012
	(in thousands)
Assets:
Commodity derivatives	$—	$14,609	$—	$14,609
Liabilities:
Commodity derivatives	$—	$10,082	$—	$10,082
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$69,000	$69,367	$32,000	$32,393
The fair value of debt is characterized as Level 2 measurements in the fair value hierarchy.

Commodity derivatives. The Partnership's commodity derivative assets and liabilities represent oil, NGL and gas swap contracts and collar contracts with short puts. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
Oil derivatives. The Partnership's oil derivatives are swap contracts and collar contracts with short puts for notional barrels ("Bbls") of oil at fixed (in the case of swap contracts) or interval (in the case of collar contracts with short puts) New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The asset and liability values attributable to the Partnership's oil derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the options underlying the collar contracts with short puts. The implied rates of volatility inherent in the options underlying the Partnership's collar contracts with short puts were determined from independent active market-quoted sources.
NGL derivatives. The Partnership's NGL derivatives are swap contracts for notional blended barrels of Mont Belvieu-posted-price NGLs. The asset and liability values attributable to the Partnership's NGL derivative instruments are based on (i) the contracted

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

notional volumes, (ii) independent market-quoted NGL component prices and (iii) the applicable credit-adjusted risk-free rate yield curve.
Gas derivatives. The Partnership's gas derivatives are swap contracts and collar contracts with short puts for notional million British thermal units ("MMBtus") of gas contracted at the NYMEX Henry Hub ("HH") posted price index coupled with basis swap contracts that convert the HH price index point to Permian Basin index prices. The asset and liability values attributable to the Partnership's gas derivative instruments are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent active market-quoted forward gas index prices, (iv) the applicable credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the options underlying the collar contracts with short puts. The implied rates of volatility inherent in the options underlying the Partnership's collar contracts with short puts were determined from independent active market-quoted sources.
Credit facility. The fair value of the Partnership's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
The carrying values of the Partnership's accounts receivable, prepaid expenses, accounts payable, interest payable and income taxes payable to affiliate approximate fair value due to the short maturity of these instruments.
NOTE D. Income Taxes
The Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Current provisions (benefits):
U.S. state	$(52)	$205	$84	$349
Deferred provisions:
U.S. state	824	402	867	58
	$772	$607	$951	$407
The Partnership's net deferred tax attributes represented current assets of $10 thousand and $207 thousand as of June 30, 2012 and December 31, 2011, respectively, and noncurrent assets of $338 thousand and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership will pay Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of June 30, 2012 and December 31, 2011, the Partnership had $634 thousand and $550 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.
The Partnership applies the provisions of ASC Topic 740-10 when accounting for uncertainty in income taxes. ASC Topic 740-10 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2012, the Partnership had no material unrecognized tax benefits (as defined in ASC Topic 740-10). The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE E. Long-term Debt
During March 2012, the Partnership entered into a $300 million Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaced the Partnership's 5-Year Revolving Credit Agreement entered into in May 2008 (the "Expired Credit Facility"). As of June 30, 2012, the Partnership had $69.0 million of outstanding borrowings under the Credit Facility.
Borrowings under the Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate") (currently 1.625 percent) that is determined by a reference grid based on the Partnership's consolidated leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent (ii) the one-month Eurodollar rate plus one percent or (iii) the Bank of America prime rate (the "Base Rate") plus a margin (currently 0.625 percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate.
The Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; noncash equity-based compensation; and other noncash items, "EBITDAX") of not more than 3.5 to 1.0 and (ii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. As of June 30, 2012, the Partnership was in compliance with all of its debt covenants.
As of June 30, 2012, the Partnership's borrowing capacity under the Credit Facility was $231.0 million. However, because of the net present value covenant, the Partnership's borrowing capacity under the Credit Facility may be limited in the future. The variables on which the calculation of net present value is based (including assumed commodity prices and discount rate) are subject to adjustment by the lenders. As a result, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility. In addition, the Credit Facility contains various covenants that limit, among other things, the Partnership's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the Credit Facility) were to occur, the Credit Facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the Credit Facility. The commitment fee is variable based on the Partnership's consolidated leverage ratio. For the six months ended June 30, 2012, the commitment fee was 0.275 percent.
The Partnership accounted for the entry into the Credit Facility as an extinguishment of the Expired Credit Facility. Associated therewith, the Partnership recorded a noncash $197 thousand loss on extinguishment of debt to write off the unamortized issuance costs of the Partnership's Expired Credit Facility, which is included in other expense in the Partnership's accompanying consolidated statement of operations for the six months ended June 30, 2012.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE F. Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership's asset retirement obligation transactions during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning asset retirement obligations	$10,104	$12,640	$10,315	$12,558
Liabilities settled	(454)	(103)	(901)	(286)
Liabilities assumed in acquisitions	—	—	—	6
New wells placed on production and changes in estimate	27	28	75	60
Accretion of discount	190	228	378	455
Ending asset retirement obligations	$9,867	$12,793	$9,867	$12,793
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
Cash inflows and outflows attributable to the Partnership's commodity derivatives are included in net cash provided by operating activities in the Partnership's accompanying consolidated statements of cash flows.

Oil prices. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the volumes in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of June 30, 2012:

	2012		Twelve Months Ending
	Third Quarter	Fourth Quarter	December 31,
			2013	2014
Oil Derivatives:
Collar contracts with short puts:
Volume (Bbls per day)	1,500	1,500	1,750	5,000
Price per Bbl:
Ceiling	$109.00	$109.00	$116.00	$124.00
Floor	$85.00	$85.00	$88.14	$90.00
Short put	$70.00	$70.00	$73.14	$72.00
Swap contracts:
Volume (Bbls per day)	3,000	3,000	3,000	—
Price per Bbl	$79.32	$79.32	$81.02	$—

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NGL prices. All material physical sales contracts governing the Partnership's NGL production are tied directly or indirectly to Mont Belvieu or Conway fractionation facilities' NGL product component prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average prices per Bbl for those contracts as of June 30, 2012:

	2012
	Third Quarter	Fourth Quarter
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750	750
Price per Bbl	$35.03	$35.03
Gas prices. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average NYMEX or index differential prices per MMBtu for those contracts as of June 30, 2012:

	2012		Twelve Months Ending
	Third Quarter	Fourth Quarter	December 31,
			2013	2014	2015
Gas Derivatives:
Collar contracts with short puts:
Volume (MMBtus per day)	—	—	—	—	5,000
Price per MMBtu:
Ceiling	$—	$—	$—	$—	$5.00
Floor	$—	$—	$—	$—	$4.00
Short put	$—	$—	$—	$—	$3.00
Swap contracts:
Volume (MMBtus per day)	5,000	5,000	2,500	—	—
Price per MMBtu	$6.43	$6.43	$6.89	—	—
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	2,500	—	—
Price differential ($/MMBtu)	$(0.30)	$(0.30)	$(0.31)	—	—

Tabular disclosures about derivative instruments. All of the Partnership's commodity derivatives were accounted for as non-hedge derivatives as of June 30, 2012 and December 31, 2011. The following tables provide disclosure of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments as of June 30, 2012
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$7,130	Derivatives - current	$8,122
Derivatives - noncurrent	9,880	Derivatives - noncurrent	4,361
Total derivatives not designated as hedging instruments	$17,010		$12,483

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Fair Value of Derivative Instruments as of December 31, 2011
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$5,753	Derivatives - current	$28,235
Derivatives - noncurrent	3,665	Derivatives - noncurrent	16,953
Total derivatives not designated as hedging instruments	$9,418		$45,188
 __________

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
	Three Months Ended		Six Months Ended
Location of Gain Reclassified from Accumulated Other	June 30,		June 30,
Comprehensive Income into Income (Effective Portion)	2012	2011	2012	2011
	(in thousands)		(in thousands)
Oil and gas revenues	$—	$9,097	$—	$18,094

		Amount of Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivatives	June 30,		June 30,
		2012	2011	2012	2011
		(in thousands)		(in thousands)
Commodity contracts	Derivative gains (losses), net	$46,309	$17,700	$31,768	$(26,909)
Derivative counterparties. The Partnership uses credit criteria and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures. The following table provides the Partnership's net derivative assets and liabilities by counterparty as of June 30, 2012:

	Assets	Liabilities
	(in thousands)
Toronto Dominion	$7,385	$—
JP Morgan Chase	3,064	—
Citibank, N.A.	836	—
Barclays Capital	2,867	—
Royal Bank of Canada	—	262
Wells Fargo Bank, N.A.	—	9,363
Total	$14,152	$9,625

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE H. Related Party Transactions
Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Producing well overhead (COPAS) fees	$2,830	$2,613	$5,498	$5,212
Payment of lease operating and supervision charges	2,372	1,820	4,886	3,913
Drilling and completion related charges	10,374	5,195	20,229	7,784
General and administrative expenses	1,013	1,209	2,242	2,194
Total	$16,589	$10,837	$32,855	$19,103
As of June 30, 2012, the Partnership has a net accounts receivable – due from affiliates in the accompanying balance sheet of $793 thousand, representing a $1.9 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer, a $1.0 million payable to Pioneer for general and administrative expenses and a $91 thousand payable to Pioneer for other miscellaneous items. As of December 31, 2011, the Partnership's accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $830 thousand includes $2.5 million payable to Pioneer for general and administrative expenses and $166 thousand payable to Pioneer for other miscellaneous items, offset by a $1.9 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer.

As of June 30, 2012 and December 31, 2011, the Partnership had $634 thousand and $550 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.
The General Partner annually awards restricted common units to directors under the LTIP. The Partnership paid the General Partner $44 thousand and $97 thousand during the three and six months ended June 30, 2012, respectively, and $57 thousand and $120 thousand during the three and six months ended June 30, 2011, respectively, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 37,487 and 30,039 phantom units during the six months ended June 30, 2012 and 2011, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and six months ended June 30, 2012 of $251 thousand and $427 thousand, respectively, of which $242 thousand and $411 thousand, respectively, was noncash, as compared to $146 thousand and $240 thousand, of which $141 thousand and $231 thousand was noncash, for the three and six months ended June 30, 2011, respectively.
NOTE I. Subsequent Event
The Partnership is not aware of any reportable subsequent events except as disclosed below:
Distribution declaration. In July 2012, the Partnership declared a cash distribution of $0.52 per common unit for the period from April 1, 2012 to June 30, 2012. The distribution is payable on August 9, 2012 to unitholders of record at the close of business on August 2, 2012. Associated therewith, the Partnership expects to pay $18.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Partnership's financial and operating performance for the second quarter of 2012 included the following highlights:

•
Net income increased to $65.2 million ($1.82 per common unit) for the second quarter of 2012, as compared to net income of $52.9 million ($1.59 per common unit) for the second quarter of 2011. The increase in net income is primarily attributable to a $28.6 million increase in net derivative gains offset by an $11.9 million reduction in oil and gas revenues.

•	The Partnership placed nine new wells on production during the second quarter of 2012, for a total of 23 new wells placed on production for the six months ended June 30, 2012.

•	The Partnership has four downspaced 20-acre wells on production and production results to date indicate that these wells are performing near the production type curve of a 40-acre well.

•
Daily sales volumes for the second quarter of 2012 increased by six percent to 7,103 BOEPD, as compared to 6,689 BOEPD in the second quarter of 2011, primarily due to incremental production volumes from wells drilled as part of the Partnership's drilling program.

•	Second quarter 2012 daily production was negatively impacted by 530 BOEPD due to unplanned third-party NGL fractionation downtime and NGL fractionation capacity limitations at Mont Belvieu, Texas.

•
The average reported oil, NGL and gas sales prices decreased to $86.25 per Bbl, $30.28 per Bbl and $1.89 per Mcf, respectively, during the second quarter of 2012, as compared to $125.02 per Bbl, $44.92 per Bbl and $3.39 per Mcf, respectively, during the second quarter of 2011. The decrease in the average reported oil price was primarily due to a decline in oil hedge gains and a decrease in realized oil prices.

•
During 2011, the Partnership transferred its remaining commodity hedge gains deferred in AOCI – Hedging to oil, NGL or gas sales. Accordingly, the Partnership's average reported prices do not include any effects from hedging activities.

•
Average oil and gas production costs per BOE increased to $17.10 for the second quarter of 2012, as compared to $14.99 for the second quarter of 2011, primarily due to the impact of reduced NGL sales, as discussed above, along with a 19 percent increase in labor charges, a 75 percent increase in salt water disposal costs (primarily comprised of water hauling fees) and a 62 percent increase in workover costs.

•	Net cash provided by operating activities decreased by fourteen percent to $26.6 million in the second quarter of 2012, as compared to $30.8 million in the second quarter of 2011.
Third Quarter 2012 Outlook
Based on current estimates, the Partnership expects that production will average 7,400 to 7,900 BOEPD.
Production costs (including production and ad valorem taxes) are expected to average $20.50 to $23.50 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization expense is expected to average $7.25 to $8.25 per BOE.
General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $500 thousand to $800 thousand, and accretion of discount on asset retirement obligations is expected to be nominal.
The Partnership's income tax rate is expected to be approximately one percent of earnings before income taxes as a result of the Partnership's operations being subject to the Texas Margin tax.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $42.6 million and $93.3 million for the three and six months ended June 30, 2012, respectively, as compared to $54.5 million and $104.3 million for the same periods of 2011.
The decrease in oil and gas revenues during the three and six months ended June 30, 2012, as compared to the same periods of 2011, was primarily due to a 26 percent and 19 percent decrease in average per BOE reported sales prices, respectively, offset by a six percent and 10 percent increase in average daily BOE sales volumes, respectively.
The decrease in average reported prices during the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to a 31 percent and 23 percent decrease in oil prices (including the aforementioned decline in derivative hedge gains), respectively, a 33 percent and 17 percent decrease in NGL prices, respectively, and a 44 percent and 38 percent decrease in gas prices, respectively.
The increase in oil and gas sales volumes was primarily due to incremental production from wells drilled as part of the Partnership's drilling program. However, the production growth for the three and six months ended June 30, 2012, as compared

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

to the same periods in 2011, would have been higher had production not been negatively impacted during the second quarter of 2012 by approximately 530 BOEPD due to unplanned third-party NGL fractionation downtime and NGL fractionation capacity limitations at Mont Belvieu, Texas. Specifically, the Partnership's gas production includes NGLs that are separated at the Midkiff/Benedum and Sale Ranch gas processing facilities in West Texas. These NGLs are then transported to third-party fractionation facilities at Mont Belvieu. During May, a significant third-party facility was shut down for planned maintenance. When the facility came back on line in late May, it had operating problems and was not able to achieve its pre-shutdown fractionation capacity. As a result of this problem and the fractionation capacity limitations across the Mont Belvieu complex, the Partnership built an NGL inventory of 28 thousand barrels that could not be processed for sale in June, thereby reducing production for the second quarter by approximately 310 BOEPD. Within the next month, the fractionation facility is expected to increase processing rates to its pre-shutdown processing capacity, thereby allowing the Partnership's NGL inventory and ongoing production to be fractionated and sold over the remainder of 2012.
The Midkiff/Benedum gas processing plants were also forced to reject ethane into the residue gas stream during the second quarter as a result of NGL fractionation capacity limitations at Mont Belvieu. The net impact of rejecting ethane was a loss in production of approximately 220 BOEPD. Ethane rejection continues and is expected to impact the Partnership's production over the remainder of 2012 based on the outlook for continuing tight fractionation capacity at Mont Belvieu. Due to low current ethane prices, there is not a significant economic impact to rejecting ethane versus recovering and selling it. The Partnership estimates that its revenues are lower as a result of ethane rejection by approximately $2 thousand per day at current gas and NGL prices.

The following table provides average daily sales volumes for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Oil (Bbls)	4,874	4,051	4,882	4,093
NGLs (Bbls)	1,164	1,577	1,340	1,512
Gas (Mcf)	6,389	6,366	6,806	6,381
Total (BOE)	7,103	6,689	7,356	6,669
For the three and six months ended June 30, 2011, the following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities. Beginning in 2012, the Partnership no longer has any derivative hedge gains or losses being amortized to oil and gas revenues; consequently, reported prices and realized prices are the same. See Note G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average reported prices:
Oil (Bbls)	$86.25	$125.02	$92.67	$120.23
NGLs (Bbls)	$30.28	$44.92	$34.35	$41.60
Gas (Mcf)	$1.89	$3.39	$2.06	$3.32
Total (BOE)	$65.85	$89.50	$69.67	$86.40
Average realized prices:
Oil (Bbls)	$86.25	$100.35	$92.67	$95.80
NGLs (Bbls)	$30.28	$44.92	$34.35	$41.60
Gas (Mcf)	$1.89	$3.39	$2.06	$3.32
Total (BOE)	$65.85	$74.59	$69.67	$71.41

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Oil and gas production costs. The Partnership's oil and gas production costs totaled $11.0 million and $22.0 million during the three and six months ended June 30, 2012, respectively, as compared to $9.1 million and $18.4 million for the same respective periods in 2011. During the three and six months ended June 30, 2012, total oil and gas production costs per BOE increased by 14 percent and eight percent, respectively, as compared to the three and six months ended June 30, 2011. The increase in production costs per BOE during the three and six months ended June 30, 2012, as compared to the same periods in 2011, is primarily due to the impact of reduced second quarter NGL sales, as discussed above, a 19 percent and 15 percent increase in labor charges, respectively, a 75 percent and 61 percent increase in salt water disposal costs (primarily comprised of water hauling fees), respectively, and a 62 percent and 36 percent increase in workover activities, respectively.

The following table provides the components of the Partnership's oil and gas production costs per BOE for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Lease operating expenses	$15.22	$13.83	$14.67	$13.92
Workover costs	1.88	1.16	1.78	1.31
Total production costs	$17.10	$14.99	$16.45	$15.23
Production and ad valorem taxes. The Partnership's production and ad valorem taxes were $4.0 million and $7.8 million for the three and six months ended June 30, 2012, respectively, as compared to $3.5 million and $6.8 million for the same respective periods in 2011. In general, fluctuations in production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three and six months ended June 30, 2012, the Partnership's production and ad valorem taxes per BOE have, in the aggregate, increased by eight percent and three percent, respectively, as compared to the three and six months ended June 30, 2011. These increases are primarily due to higher oil prices in 2011 resulting in higher expected 2012 ad valorem taxes, offset by lower production taxes associated with the reduction in 2012 commodity prices.
The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Ad valorem taxes	$3.05	$2.09	$2.42	$2.11
Production taxes	3.19	3.67	3.42	3.55
Total production and ad valorem taxes	$6.24	$5.76	$5.84	$5.66
Depletion, depreciation and amortization expense. The Partnership's depletion, depreciation and amortization expense was $5.0 million ($7.71 per BOE) and $9.8 million ($7.33 per BOE) for the three and six months ended June 30, 2012, respectively, as compared to $3.6 million ($5.87 per BOE) and $6.9 million ($5.72 per BOE) for the same respective periods of 2011. The increase in per BOE depletion expense was primarily due to a 27 percent increase in the Partnership's oil and gas property basis at June 30, 2012, as compared to June 30, 2011, as a result of its drilling program.
General and administrative expense. The Partnership's general and administrative expense was $1.8 million and $3.7 million for the three and six months ended June 30, 2012, respectively, as compared to $1.8 million and $3.4 million for the same respective periods in 2011. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The increase in general and administrative expense for the six months ended June 30, 2012, as compared to the same period in 2011, is primarily due to an increase in compensation expense associated with unit-based compensation awards, which are in addition to the cost allocation under the administrative services agreement, as described in "Unit-based awards" in Note B of Notes to the Consolidated Financial Statements

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

included in "Item 1. Financial Statements." The Partnership is also responsible for paying for its direct third-party services.
Interest expense. Interest expense was $509 thousand and $818 thousand for the three and six months ended June 30, 2012, respectively, as compared to $398 thousand and $793 thousand for the same periods of 2011.
Derivative gains, net. Fluctuations in commodity prices during 2012 have impacted the fair value of the Partnership's derivative contracts, which resulted in net mark-to-market derivative gains of $46.3 million and $31.8 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Partnership recognized net mark-to-market derivative gains of $17.7 million and net mark-to-market derivative losses of $26.9 million, respectively. See Note G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

Other expense. The Partnership recorded other expense of $315 thousand and $748 thousand during the three and six months ended June 30, 2012, respectively, as compared to nil for the same periods in 2011. For the six months ended June 30, 2012, other expense is comprised of a $551 thousand charge for remediation of two salt water disposal pipeline leaks and a $197 thousand charge for the early termination of the Expired Credit Facility.
Income tax provision. The Partnership recognized an income tax provision of $772 thousand and $951 thousand for the three and six months ended June 30, 2012, respectively, as compared to an income tax provision of $607 thousand and $407 thousand for the same periods in 2011. The Partnership's income tax provision increased for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to the derivative gains recognized during 2012. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.
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
During the six months ended June 30, 2012, the Partnership placed 23 new wells on production, and the Partnership exited the second quarter with seven wells in progress. During 2012, the Partnership expects to drill or recomplete 50 wells to 55 wells with the three-rig drilling program at an estimated net cost, including recompletions and facility connections, of $110 million to $120 million. The Partnership's 2012 capital expenditure forecast reflects the savings expected by Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined in the Partnership Agreement to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins if the Partnership is to sustain its level of distributions to unitholders over time. Accordingly, the Partnership is currently reserving a portion of its cash flow to drill its undeveloped locations in order to maintain and grow its production and make distributions, and may in the future reserve cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain and grow the Partnership's production and cash flow.
A distribution for the second quarter of 2012 of $0.52 per unit was declared by the Board of Directors of the General Partner on July 23, 2012 and is to be paid on August 9, 2012 to unitholders of record on August 2, 2012. The second quarter distribution reflects an increase of $0.01 per unit, or two percent, as compared to the distribution declared for the second quarter of 2011.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the six months ended June 30, 2012 increased by 76 percent to $51.6 million, as compared to $29.4 million for the same period of 2011. Additions to oil and gas properties reflect expenditures associated with the Partnership's three-rig drilling program and acquisitions of interests in producing properties of $407 thousand during the six months ended June 30, 2012. The Partnership's expenditures for additions to oil and gas properties for the six months ended June 30, 2012 and 2011 were funded by net cash provided by operating activities and borrowings under the Partnership's credit facility.
Contractual obligations, including off-balance sheet obligations. As of June 30, 2012, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $69.0 million at June 30, 2012. As of June 30, 2012, the Partnership's derivative instruments represented assets of $14.6 million and liabilities of $10.1 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C and G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility. As of June 30, 2012, the Partnership's asset retirement obligations were $9.9 million, a decrease of $448 thousand from their balances as of December 31, 2011. As of June 30, 2012, the Partnership was not a party to any material off-balance sheet arrangements.
Capital resources. The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under its credit facility and, to the extent available, funds from future private and public equity and debt offerings. During 2012, the Partnership expects that net cash flows from operations and available borrowing capacity under its credit facility will be sufficient to fund its three-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities, such as additional development drilling or acquisitions. As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.
Operating activities. Net cash provided by operating activities during the six months ended June 30, 2012 was $55.2 million, as compared to $58.2 million for the six months ended June 30, 2011. The decrease in net cash provided by operating activities was primarily due to decreases in oil and gas revenues resulting from lower commodity prices, partially offset by an increase in cash provided by changes in working capital.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2012 was $51.6 million, as compared to $29.4 million for the six months ended June 30, 2011. The increase in net cash used in investing activities was due primarily to increased drilling costs associated with adding a third drilling rig and oil and gas property acquisitions of $407 thousand.
Financing activities. Net cash used in financing activities during the six months ended June 30, 2012 was $1.1 million, as compared to net cash used in financing activities of $27.7 million for the six months ended June 30, 2011. The decrease in net cash used in financing activities was primarily due to a $31.2 million increase in incremental net borrowings under the Partnership's credit facility to fund the Partnership's three-rig drilling program and distributions.
During March 2012, the Partnership entered into the $300 million Amended and Restated 5-Year Revolving Credit Agreement with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the amended credit facility. The amended credit facility replaced the Partnership's 5-Year Revolving Credit Agreement that was to mature in May 2013. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the amended credit facility.
Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of June 30, 2012, the Partnership had $69.0 million of borrowings outstanding under the credit facility, $231.0 million of remaining borrowing capacity under the credit facility and $3.6 million of cash on hand. The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. As of June 30, 2012, the Partnership was in compliance with all

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

of its debt covenants.
The Partnership utilizes derivative swap contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, and (ii) help sustain unitholder distributions. In furtherance of the Partnership's effort to meet these objectives, approximately 80 percent, 65 percent, 60 percent and 10 percent of the Partnership's estimated total production for the remainder of 2012, and for 2013, 2014 and 2015, respectively, have been matched with commodity swap contracts or collar contracts with short puts.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following quantitative and qualitative information about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
The Partnership generally uses commodity swap contracts, collar contracts and collar contracts with short put options to mitigate the price risk attributable to changes in commodity prices on its cash available for distributions, capital expenditures and other cash requirements. All contracts will be settled with cash and do not require the delivery of physical volumes to satisfy settlement. See Notes C and G of "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Partnership's derivative instruments.
The Partnership may, to the extent available in the financial markets, borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Partnership's objective in borrowing under fixed or variable rate debt is to meet capital requirements for growth while minimizing the Partnership's costs of capital.
The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the six months ended June 30, 2012:

Derivative Contract Net Assets (Liabilities) (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2011	$(35,770)
Changes in contract fair value	31,768
Contract maturities	8,529
Fair value of contracts outstanding as of June 30, 2012	$4,527

____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of June 30, 2012:

			Twelve Months Ending			Asset (Liability) Fair Value at June 30, 2012 (a)
	2012		December 31,
	Third Quarter	Fourth Quarter	2013	2014	2015
						(in thousands)
Oil Derivatives:
Collar contracts with short puts:						$10,557
Volume (Bbls per day)	1,500	1,500	1,750	5,000	—
Price per Bbl:
Ceiling	$109.00	$109.00	$116.00	$124.00	$—
Floor	$85.00	$85.00	$88.14	$90.00	$—
Short put	$70.00	$70.00	$73.14	$72.00	$—
Swap contracts:						$(11,668)
Volume (Bbls per day)	3,000	3,000	3,000	—	—
Price per Bbl	$79.32	$79.32	$81.02	$—	$—
Average forward NYMEX oil prices (b)	$88.91	$89.56	$91.11	$90.19	$—
NGL Derivatives:
Swap contracts:						$19
Volume (Bbls per day)	750	750	—	—	—
Price per Bbl	$35.03	$35.03	$—	$—	$—
Average forward NGL prices (c)	$36.84	$37.27	$—	$—	$—
Gas Derivatives:
Collar contracts with short puts:						$(262)
Volume (MMBtus per day)	—	—	—	—	5,000
Price per MMBtu:
Ceiling	$—	$—	$—	$—	$5.00
Floor	$—	$—	$—	$—	$4.00
Short put	$—	$—	$—	$—	$3.00
Swap contracts:						$6,119
Volume (MMBtus per day)	5,000	5,000	2,500	—	—
Price per MMBtu	$6.43	$6.43	$6.89	$—	$—
Average forward index gas prices (d)	$3.17	$3.34	$3.73	$—	$4.28
Basis swap contracts (e):						$(238)
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	2,500	—	—
Price differential ($/MMBtu)	$(0.30)	$(0.30)	$(0.31)	$—	$—
Average forward basis differential prices (d)	$(0.13)	$(0.15)	$(0.15)	$—	$—
____________

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

(b)	The average forward NYMEX oil prices are based on August 1, 2012 market quotes.

(c)	Forward component NGL prices are derived from active-market NGL component price quotes as of August 1, 2012.

(d)
The average forward index gas prices and forward basis differential prices are based on August 1, 2012 NYMEX market quotes and August 1, 2012 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.

(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of its swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

 The following table provides information about the Partnership's credit facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on August 1, 2012.

	Six Months Ending December 31,	Year Ending,					Liability Fair Value at June 30,
	2012	2013	2014	2015	2016	2017	2012
	($ in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$—	$69,000	$69,367
Average interest rate	2.01%	2.04%	2.18%	2.46%	2.68%	2.85%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Partnership’s management, with the participation of the General Partner’s principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Partnership’s management, including the principal executive officer and principal financial officer of the General Partner to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership’s business, financial condition or future results. There has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K.
Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Partnership's outstanding common units that were purchased by Pioneer during the three months ended June 30, 2012:

Period	Total Number of Shares or Units Purchased (a)	Average Price Paid per Share (or Unit)
April 2012	—	$—
May 2012	—	—
June 2012	7,496	25.06
Total	7,496	$25.06

_____________

(a)	Consists of common units purchased to satisfy awards of restricted common units to the General Partner's independent directors in May 2012 under the LTIP.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date:	August 3, 2012	By:	/s/ Richard P. Dealy
Richard P. Dealy Executive Vice President and Chief Financial Officer

Date:	August 3, 2012	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.