Form 10-Q
period 2012-09-30
Pioneer Southwest Energy Partners L.P.
filed 2012-11-02
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common units outstanding as of November 1, 2012         35,713,700

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
These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosure About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,494	$1,176
Accounts receivable - trade	16,532	18,063
Inventories	1,273	920
Prepaid expenses	331	240
Deferred income taxes	122	207
Derivatives	4,354	5,619
Total current assets	26,106	26,225
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	514,727	437,085
Unproved properties	98	—
Accumulated depletion, depreciation and amortization	(157,086)	(141,498)
Total property, plant and equipment	357,739	295,587
Deferred income taxes	136	1,008
Derivatives	5,621	3,665
Other, net	1,162	242
	$390,764	$326,727
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$17,655	$10,756
Due to affiliates	1,012	830
Interest payable	143	16
Income taxes payable to affiliate	120	550
Derivatives	14,353	28,101
Asset retirement obligations	900	500
Other current liabilities	143	—
Total current liabilities	34,326	40,753
Long-term debt	88,000	32,000
Derivatives	2,692	16,953
Asset retirement obligations	8,628	9,815
Other noncurrent liabilities	333	—
Partners' equity:
General partner's interest - 35,750 general partner units issued and outstanding	411	382
Limited partners' interest - 35,713,700 common units issued and outstanding	256,374	226,824
Total partners' equity	256,785	227,206
Commitments and contingencies
	$390,764	$326,727

The financial information included as of September 30, 2012 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas	$46,385	$55,200	$139,655	$159,486
Interest and other	—	—	—	2
Derivative gains (losses), net	(13,592)	55,761	18,176	28,852
	32,793	110,961	157,831	188,340

Costs and expenses:
Oil and gas production	14,468	10,002	36,487	28,378
Production and ad valorem taxes	3,974	3,629	11,801	10,460
Depletion, depreciation and amortization	5,771	4,372	15,589	11,272
General and administrative	1,888	1,873	5,548	5,287
Accretion of discount on asset retirement obligations	189	229	567	684
Interest	638	413	1,456	1,206
Other	221	—	969	—
	27,149	20,518	72,417	57,287

Income before income taxes	5,644	90,443	85,414	131,053
Income tax provision	(111)	(946)	(1,062)	(1,353)
Net income	$5,533	$89,497	$84,352	$129,700

Allocation of net income applicable to the Partnership:
General partner's interest	$6	$90	$84	$130
Limited partners' interest	5,474	89,231	84,058	129,335
Unvested participating securities' interest	53	176	210	235
Net income applicable to the Partnership	$5,533	$89,497	$84,352	$129,700

Net income per common unit - basic and diluted	$0.15	$2.69	$2.35	$3.91

Weighted average common units outstanding—basic and diluted	35,714	33,114	35,714	33,114

Distributions declared per common unit	$0.52	$0.51	$1.55	$1.52

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$5,533	$89,497	$84,352	$129,700
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income	—	(9,120)	—	(27,047)
Comprehensive income	$5,533	$80,377	$84,352	$102,653

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partners' Equity	Limited Partners' Equity	Total Partners' Equity
Balance as of December 31, 2011	36	35,714	$382	$226,824	$227,206
Cash distributions to partners	—	—	(55)	(55,357)	(55,412)
Net income	—	—	84	84,268	84,352
Contributions of unit-based compensation	—	—	—	639	639
Balance as of September 30, 2012	36	35,714	$411	$256,374	$256,785

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$84,352	$129,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,589	11,272
Deferred income taxes	957	943
Accretion of discount on asset retirement obligations	567	684
Amortization of debt related costs	174	136
Amortization of unit-based compensation	639	372
Commodity derivative related activity	(28,700)	(52,702)
Other noncash expense	969	—
Change in operating assets and liabilities:
Accounts receivable	1,531	(3,116)
Inventories	(353)	(11)
Prepaid expenses	(91)	(93)
Accounts payable	6,241	3,037
Interest payable	127	116
Income taxes payable to affiliate	(430)	(69)
Asset retirement obligations	(1,477)	(468)
Other current liabilities	(296)	—
Net cash provided by operating activities	79,799	89,801
Cash flows from investing activities:
Additions to oil and gas properties	(76,778)	(50,170)
Net cash used in investing activities	(76,778)	(50,170)
Cash flows from financing activities:
Borrowings under credit facility	107,000	50,404
Principal payments on credit facility	(51,000)	(34,604)
Payment of financing fees	(1,291)	—
Distributions to unitholders	(55,412)	(50,383)
Net cash used in financing activities	(703)	(34,583)
Net increase in cash	2,318	5,048
Cash, beginning of period	1,176	107
Cash, end of period	$3,494	$5,155

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
As of September 30, 2012, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages the Partnership.
NOTE B. Summary of Significant Accounting Policies
Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Inventories. The Partnership's inventories as of September 30, 2012 and December 31, 2011 consist of oil held in storage tanks and natural gas liquids ("NGLs") held in storage by the purchaser of the NGLs. As of September 30, 2012, title and risk of loss of the NGL inventories had transferred to the purchaser. However, the sales price of the NGLs will not be determined until the NGLs undergo further processing by the purchaser during the remainder of 2012. In accordance with GAAP, the Partnership defers recognition of revenue on these NGL volumes until a sales price is determinable. The Partnership's oil and NGL inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of September 30, 2012 and December 31, 2011, there were no inventory valuation allowances recorded by the Partnership.
Derivatives. All derivatives are recorded on the balance sheet at estimated fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax ("AOCI – Hedging"), in the partners' equity section of the accompanying consolidated balance sheets, and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Partnership's earnings. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. As of December 31, 2011, all of the cash flow hedge gains that were previously deferred in AOCI – Hedging had been transferred to earnings.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
See Notes C and G for a description of the specific types of derivative transactions in which the Partnership participates, the fair value of the Partnership's derivatives and the related activity during the periods presented.
Unproved oil and gas properties. Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Partnership will recognize an impairment loss at that time.
Segment reporting. The Partnership's only operating segment is oil and gas development and production activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGLs and gas revenues are derived from sales to purchasers located in the United States.
Income taxes. The Partnership's operations are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note D for additional information regarding the Partnership's current and deferred tax provisions as well as the Partnership's current and deferred tax attributes.

 Revenue Recognition. The Partnership recognizes revenues when they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.
The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement, if any, is included in other liabilities and the Partnership's share of sales taken by others, if any, is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of September 30, 2012 or December 31, 2011.
Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At September 30, 2012, the Partnership had $143 thousand and $333 thousand of environmental liabilities recorded in other current liabilities and other noncurrent liabilities, respectively.
Net income per common unit. Net income per common unit is calculated by dividing the limited partners' interest in net income (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.
The Partnership applies the provisions of Accounting Standards Codification ("ASC") Topic 260 "Earnings Per Share" when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic and diluted net income per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units and restricted units awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the "LTIP").

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Partnership's net income is allocated to partners' equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement").
New Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about offsetting Assets and Liabilities" ("ASU 2011-11") requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 will be adopted by the Partnership on January 1, 2013. The adoption of ASU 2011-11 is not expected to impact the Partnership's future financial position, results of operations or liquidity.
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
The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents, for each of the fair value hierarchy levels, the Partnership's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012
	(in thousands)
Assets:
Commodity derivatives	$—	$9,975	$—	$9,975
Liabilities:
Commodity derivatives	$—	$17,045	$—	$17,045
Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$88,000	$87,588	$32,000	$32,393
The fair value of debt is characterized as a Level 2 measurement in the fair value hierarchy.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Commodity derivatives. The Partnership's commodity derivative assets and liabilities represent oil, NGL and gas swap contracts and collar contracts with short puts. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
The asset and liability values attributable to the Partnership's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the options underlying the Partnership's collar contracts with short puts, which was based on independent active market-quoted volatility factors.
Credit facility. The fair value of the Partnership's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
The carrying values of the Partnership's accounts receivable, prepaid expenses, accounts payable, interest payable, income taxes payable to affiliate and other current liabilities approximate fair value due to the short maturity of these instruments.
NOTE D. Income Taxes
The Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Current:
U.S. state	$21	$61	$105	$410
Deferred:
U.S. state	90	885	957	943
	$111	$946	$1,062	$1,353
The Partnership's net deferred tax attributes represented current assets of $122 thousand and $207 thousand as of September 30, 2012 and December 31, 2011, respectively, and noncurrent assets of $136 thousand and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership pays Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of September 30, 2012 and December 31, 2011, the Partnership had $120 thousand and $550 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.
NOTE E. Long-term Debt
During March 2012, the Partnership entered into a $300 million Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaced the Partnership's 5-Year Revolving Credit Agreement entered into in May 2008 (the "Expired Credit Facility"). As of September 30, 2012, the Partnership had $88.0 million of outstanding borrowings under the Credit Facility.
Borrowings under the Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate", currently 1.625 percent) that is determined by a reference grid based on the Partnership's consolidated leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent, (ii) the one-month Eurodollar rate plus

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

one percent or (iii) the Bank of America prime rate (the "Base Rate") plus a margin (currently 0.625 percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate.
The Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; noncash equity-based compensation; and other noncash items, "EBITDAX") of not more than 3.5 to 1.0 and (ii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. As of September 30, 2012, the Partnership was in compliance with all of its debt covenants.
As of September 30, 2012, the Partnership's borrowing capacity under the Credit Facility was $212.0 million. However, because of the net present value covenant, the Partnership's borrowing capacity under the Credit Facility may be limited in the future. The variables on which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) are subject to adjustment by the lenders. As a result, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility. In addition, the Credit Facility contains various covenants that limit, among other things, the Partnership's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the Credit Facility) were to occur, the Credit Facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the Credit Facility. The commitment fee is variable based on the Partnership's consolidated leverage ratio. For the nine months ended September 30, 2012, the commitment fee was 0.275 percent.
The Partnership accounted for the entry into the Credit Facility as an extinguishment of the Expired Credit Facility. Associated therewith, the Partnership recorded a noncash $197 thousand loss on extinguishment of debt to expense the unamortized issuance costs of the Partnership's Expired Credit Facility, which is included in other expense in the Partnership's accompanying consolidated statement of operations for the nine months ended September 30, 2012.
NOTE F. Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership's asset retirement obligation transactions during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning asset retirement obligations	$9,867	$12,793	$10,315	$12,558
Liabilities settled	(576)	(182)	(1,477)	(468)
Liabilities assumed in acquisitions	—	—	—	6
New wells placed on production and changes in estimate	48	31	123	91
Accretion of discount	189	229	567	684
Ending asset retirement obligations	$9,528	$12,871	$9,528	$12,871

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE G. Derivative Financial Instruments
The Partnership generally utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions.

Oil production derivative activities. All material physical sales contracts governing the Partnership's oil production are tied directly to NYMEX prices. The following table sets forth the volumes in Bbls underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2012:

	2012	Twelve Months Ending December 31,
	Fourth Quarter
		2013	2014
Oil Derivatives:
Collar contracts with short puts:
Volume (Bbls per day)	1,500	1,750	5,000
Price per Bbl:
Ceiling	$109.00	$116.00	$124.00
Floor	$85.00	$88.14	$90.00
Short put	$70.00	$73.14	$72.00
Swap contracts:
Volume (Bbls per day)	3,000	3,000	—
Price per Bbl	$79.32	$81.02	$—
NGL production derivative activities. All material physical sales contracts governing the Partnership's NGL production are tied directly or indirectly to Mont Belvieu or Conway fractionation facilities' NGL product component prices. The following table sets forth the volumes in Bbls under outstanding NGL derivative contracts and the weighted average prices per Bbl for those contracts as of September 30, 2012:

2012
Fourth Quarter
NGL Derivatives:
Swap contracts:
Volume (Bbls per day)	750
Price per Bbl	$35.03

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Gas production derivative activities. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership utilizes derivative contracts, including basis swaps, to manage its gas price volatility. The following table sets forth the volumes in MMBtus under outstanding gas derivative contracts and the weighted average NYMEX or index differential prices per MMBtu for those contracts as of September 30, 2012:

	2012	Twelve Months Ending December 31,
	Fourth Quarter
		2013	2014	2015
Gas Derivatives:
Collar contracts with short puts:
Volume (MMBtus per day)	—	—	—	5,000
Price per MMBtu:
Ceiling	$—	$—	$—	$5.00
Floor	$—	$—	$—	$4.00
Short put	$—	$—	$—	$3.00
Swap contracts:
Volume (MMBtus per day)	5,000	2,500	5,000	—
Price per MMBtu	$6.43	$6.89	$4.00	$—
Basis Swap contracts:
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	—	—
Price differential ($/MMBtu)	$(0.30)	$(0.31)	$—	$—

Tabular disclosures of derivative instruments. All of the Partnership's commodity derivatives are accounted for as non-hedge derivatives as of September 30, 2012 and December 31, 2011. The following tables provide disclosure of the Partnership's commodity derivative instruments:

Fair Value of Derivative Instruments as of September 30, 2012
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$4,694	Derivatives - current	$14,693
Derivatives - noncurrent	6,999	Derivatives - noncurrent	4,070
Total derivatives not designated as hedging instruments	$11,693		$18,763

Fair Value of Derivative Instruments as of December 31, 2011
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Derivatives - current	$5,753	Derivatives - current	$28,235
Derivatives - noncurrent	3,665	Derivatives - noncurrent	16,953
Total derivatives not designated as hedging instruments	$9,418		$45,188
 __________

(a)
Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Effect of Derivative Instruments on the Consolidated Statement of Operations
	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended		Nine Months Ended
Location of Gain Reclassified from Accumulated Other	September 30,		September 30,
Comprehensive Income into Income (Effective Portion)	2012	2011	2012	2011
	(in thousands)		(in thousands)
Oil and gas revenues	$—	$9,198	$—	$27,292

		Amount of Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivatives	September 30,		September 30,
		2012	2011	2012	2011
		(in thousands)		(in thousands)
Commodity contracts	Derivative gains (losses), net	$(13,592)	$55,761	$18,176	$28,852
Derivative counterparties. The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures. The following table provides the Partnership's net derivative assets and liabilities by counterparty as of September 30, 2012:

	Assets	Liabilities
	(in thousands)
Toronto Dominion	$4,719	$—
JP Morgan Chase	2,632	—
Barclays Capital	2,155	—
Royal Bank of Canada	—	362
Citibank, N.A.	—	691
Wells Fargo Bank, N.A.	—	15,523
Total	$9,506	$16,576
NOTE H. Related Party Transactions
Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Producing well overhead (COPAS) fees	$2,863	$2,613	$8,361	$7,825
Payment of lease operating and supervision charges	2,498	2,039	7,384	5,952
Drilling and completion related charges	8,546	7,513	28,775	15,297
General and administrative expenses	1,181	1,241	3,422	3,435
Total	$15,088	$13,406	$47,942	$32,509

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

As of September 30, 2012, the Partnership has a net accounts payable – due to affiliates in the accompanying balance sheet of $1.0 million, representing a $1.2 million payable to Pioneer for general and administrative expenses, a $264 thousand payable to Pioneer for the prepayment of NGL volumes placed in storage and a $94 thousand payable to Pioneer for other miscellaneous items, offset by a $527 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer. As of December 31, 2011, the Partnership's net accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $830 thousand includes $2.5 million payable to Pioneer for general and administrative expenses and $166 thousand payable to Pioneer for other miscellaneous items, offset by a $1.9 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer.
As of September 30, 2012 and December 31, 2011, the Partnership has $120 thousand and $550 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.
The General Partner annually awards restricted common units to directors under the LTIP. The Partnership paid the General Partner $50 thousand and $147 thousand during the three and nine months ended September 30, 2012, respectively, and $53 thousand and $173 thousand during the three and nine months ended September 30, 2011, respectively, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 37,487 and 30,039 phantom units during the nine months ended September 30, 2012 and 2011, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and nine months ended September 30, 2012 of $237 thousand and $664 thousand, respectively, of which $228 thousand and $639 thousand, respectively, was noncash, as compared to $147 thousand and $387 thousand, of which $141 thousand and $372 thousand was noncash, for the three and nine months ended September 30, 2011, respectively.
NOTE I. Incentive Plans
Unit-based awards. For the three and nine months ended September 30, 2012, the Partnership recognized $287 thousand and $811 thousand, respectively, of unit-based compensation, as compared to $201 thousand and $561 thousand for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was $1.5 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.
The following table reflects the Partnership's outstanding unit-based awards as of September 30, 2012 and the activity related thereto for the nine months ended September 30, 2012:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,492	65,157
Units granted	7,496	37,487
Lapse of restrictions	(7,492)	—
Outstanding at September 30, 2012	7,496	102,644

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

NOTE J. Subsequent Event
Distribution declaration. In October 2012, the Partnership declared a cash distribution of $0.52 per common unit for the period from July 1, 2012 to September 30, 2012. The distribution is payable on November 9, 2012 to unitholders of record at the close of business on November 2, 2012. Associated therewith, the Partnership expects to pay $18.6 million of aggregate distributions.
During October 2012, the Partnership purchased a 94 percent working interest in approximately 3,000 gross acres in Midland County for $6.3 million. The acquisition includes all deep drilling rights on the acreage, with approximately 75 40-acre drilling locations and 75 20-acre drilling locations, which are expected to be completed in Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. The acreage also has horizontal Wolfcamp Shale potential. There is no existing production on this acreage.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Partnership's financial and operating performance for the third quarter of 2012 included the following highlights:

•
Net income decreased to $5.5 million ($0.15 per common unit) for the third quarter of 2012, as compared to net income of $89.5 million ($2.69 per common unit) for the third quarter of 2011. The decrease in net income is primarily attributable to $13.6 million in net derivative losses for the third quarter of 2012 compared to $55.8 million in net derivative gains for the third quarter of 2011 and an $8.8 million decrease in oil and gas revenues.

•	The Partnership placed six new wells on production during the third quarter of 2012, for a total of 29 new wells placed on production for the nine months ended September 30, 2012.

•
Daily sales volumes for the third quarter of 2012 increased by three percent to 7,664 BOEPD, as compared to 7,429 BOEPD in the third quarter of 2011, primarily due to incremental production volumes from wells drilled as part of the Partnership's drilling program and the sale of 215 BOEPD of NGLs that were placed in storage during the second quarter of 2012.

•	Third quarter 2012 daily production was negatively impacted by approximately 450 BOEPD due to continued third-party NGL fractionation capacity limitations at Mont Belvieu, Texas.

•
The average reported oil, NGL and gas sales prices decreased to $88.12 per Bbl, $31.60 per Bbl and $2.62 per Mcf, respectively, during the third quarter of 2012, as compared to $108.46 per Bbl, $45.27 per Bbl and $3.57 per Mcf, respectively, during the third quarter of 2011. The decrease in the average reported oil price was primarily due to a decline in oil hedge gains.

•
During 2011, the Partnership transferred its remaining commodity hedge gains deferred in AOCI – Hedging to oil sales. Accordingly, the Partnership's average reported oil prices for 2012 do not include any effects from hedging activities.

•
Average oil and gas production costs per BOE increased to $20.52 for the third quarter of 2012, as compared to $14.63 for the third quarter of 2011, primarily due to increases in salt water disposal costs (primarily comprised of salt water hauling fees), labor charges, repair and maintenance activity and per BOE costs due to the aforementioned production loss of approximately 450 BOEPD.

•	Net cash provided by operating activities decreased by 22 percent to $24.6 million in the third quarter of 2012, as compared to $31.6 million in the third quarter of 2011.
Fourth Quarter 2012 Outlook
Production is forecasted to average 7,400 to 7,900 BOEPD. This assumes the remaining NGL inventory at Mont Belvieu of 8,400 barrels will be drawn down during the fourth quarter, but will be offset by line fill requirements in the fourth quarter for the new Lone Star NGL pipeline in which the Partnership will be a shipper. The fourth quarter production estimate also assumes a negative impact ranging from 100 BOEPD to 200 BOEPD due to reduced ethane recoveries associated with gas processing facilities in the Spraberry field nearing capacity during the fourth quarter due to greater-than-anticipated industry production growth. New gas processing capacity of 100 million cubic feet per day is expected to be added in late March/early April 2013.
Production costs (including production and ad valorem taxes) are expected to average $22.50 to $26.50 per BOE based on continuing higher salt water disposal and electricity costs, higher per BOE costs resulting from the gas processing capacity limitations negatively impacting sales volumes and current NYMEX strip commodity prices. Depletion, depreciation and amortization expense is expected to average $7.75 to $8.75 per BOE.
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
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $46.4 million and $139.7 million for the three and nine months ended September 30, 2012, respectively, as compared to $55.2 million and $159.5 million for the same periods of 2011.
The decrease in oil and gas revenues during the three and nine months ended September 30, 2012, as compared to the same periods of 2011, was primarily due to 19 percent decreases in average per BOE reported sales prices in both periods, offset by a three percent and eight percent increase in average daily BOE sales volumes, respectively.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The decrease in average reported prices during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to a 19 percent and 21 percent decrease in oil prices (including the aforementioned decline in derivative hedge gains), respectively, a 30 percent and 22 percent decrease in NGL prices, respectively, and a 27 percent and 34 percent decrease in gas prices, respectively.
Sales volumes for the third quarter of 2012 included incremental production from wells drilled as part of the Partnership's drilling program and the sale of NGLs that were placed in storage during the second quarter of 2012. Specifically, the Partnership's gas production includes NGLs that are separated at the Midkiff/Benedum and Sale Ranch gas processing facilities in West Texas. These NGLs are then transported to third-party fractionation facilities at Mont Belvieu. During May, a significant third-party facility was shut down for planned maintenance. When the facility came back on line in late May, it had operating problems and was not able to achieve its pre-shutdown fractionation capacity. As a result of these problems and the fractionation capacity limitations across the Mont Belvieu complex, the Partnership built an NGL inventory of 28 thousand barrels that could not be processed for sale in June, thereby reducing production for the second quarter by approximately 310 BOEPD. During the third quarter of 2012, the Partnership was periodically able to utilize some available fractionation capacity across the Mont Belvieu complex to reduce its inventory levels. In addition, during September of 2012, the fractionation facility was able to partially increase its processing rates, thereby allowing the Partnership to begin selling a portion of its NGL inventory. Sales volumes for the third quarter of 2012 included 215 BOEPD of NGL inventory that was fractionated and sold, leaving approximately 8,400 barrels in NGL inventory that could not be processed as of September 30, 2012. The Partnership expects the remaining inventory will be fractionated and sold during the fourth quarter of 2012.
In addition to the NGL inventory changes discussed above, production growth for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was negatively impacted by approximately 450 BOEPD and 255 BOEPD, respectively, due to the Midkiff/Benedum gas processing plants being forced to reject ethane into the residue stream during the second and third quarters of 2012 as a result of the fractionation capacity limitations at Mont Belvieu. The NGL fractionation capacity constraints at Mont Belvieu were resolved in early October. However, the Partnership's fourth quarter NGL production will be negatively impacted by volumes that will be used to fill a new pipeline and not be sold. The impact of using these volumes for line fill to fourth quarter production is estimated to be 100 BOEPD to 150 BOEPD. Fourth quarter production is also expected to be negatively impacted from reduced ethane recoveries associated with the Midkiff/Benedum gas processing facilities that are nearing capacity as a result of greater than anticipated industry production growth. New gas processing capacity of 100 MMCFPD is expected to be added in late March or early April 2013.

The following table provides average daily sales volumes for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Oil (Bbls)	4,934	4,598	4,900	4,263
NGLs (Bbls)	1,665	1,707	1,449	1,578
Gas (Mcf)	6,388	6,744	6,665	6,503
Total (BOE)	7,664	7,429	7,459	6,925

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

For the three and nine months ended September 30, 2011, the following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding results of hedging activities. Beginning in 2012, the Partnership no longer has any derivative hedge gains or losses being amortized to oil and gas revenues; consequently, reported prices and realized prices are the same. See Note G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average reported prices:
Oil (Bbls)	$88.12	$108.46	$91.13	$115.95
NGLs (Bbls)	$31.60	$45.27	$33.29	$42.94
Gas (Mcf)	$2.62	$3.57	$2.24	$3.41
Total (BOE)	$65.79	$80.77	$68.33	$84.36
Average realized prices:
Oil (Bbls)	$88.12	$86.71	$91.13	$92.50
NGLs (Bbls)	$31.60	$45.27	$33.29	$42.94
Gas (Mcf)	$2.62	$3.57	$2.24	$3.41
Total (BOE)	$65.79	$67.31	$68.33	$69.93
Oil and gas production costs. The Partnership's oil and gas production costs totaled $14.5 million and $36.5 million during the three and nine months ended September 30, 2012, respectively, as compared to $10.0 million and $28.4 million for the same respective periods in 2011. During the three and nine months ended September 30, 2012, total oil and gas production costs per BOE increased by 40 percent and 19 percent, respectively, as compared to the three and nine months ended September 30, 2011. The increase in production costs per BOE during the three and nine months ended September 30, 2012, as compared to the same period in 2011, is primarily due to the following:

•	a $0.98 per BOE and $0.69 per BOE increase in salt water disposal costs, principally a result of higher salt water hauling fees, respectively;

•	a $0.79 per BOE and $0.59 per BOE increase in labor charges, respectively;

•	higher per BOE costs of $1.11 per BOE and $0.52 per BOE, respectively, as a result of the aforementioned production losses associated with NGL fractionation capacity limitations; and

•	higher repair and maintenance costs of $1.85 per BOE and $0.59 per BOE, respectively.

The following table provides the components of the Partnership's oil and gas production costs per BOE for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Lease operating expenses	$19.15	$13.37	$16.21	$13.72
Workover costs	1.37	1.26	1.64	1.29
Total production costs	$20.52	$14.63	$17.85	$15.01
Production and ad valorem taxes. The Partnership's production and ad valorem taxes were $4.0 million and $11.8 million for the three and nine months ended September 30, 2012, respectively, as compared to $3.6 million and $10.5 million for the same respective periods in 2011. In general, fluctuations in production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three and nine months ended September 30, 2012, the Partnership's production and ad valorem taxes per BOE have, in the aggregate, increased by six percent and four percent, respectively, as compared to the three

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

and nine months ended September 30, 2011. These increases are primarily due to higher oil prices in 2011 resulting in higher expected 2012 ad valorem taxes, offset by lower production taxes associated with the reduction in 2012 commodity prices.
The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Ad valorem taxes	$2.38	$1.87	$2.41	$2.02
Production taxes	3.25	3.44	3.36	3.51
Total production and ad valorem taxes	$5.63	$5.31	$5.77	$5.53
Depletion, depreciation and amortization expense. The Partnership's depletion, depreciation and amortization expense was $5.8 million ($8.18 per BOE) and $15.6 million ($7.63 per BOE) for the three and nine months ended September 30, 2012, respectively, as compared to $4.4 million ($6.40 per BOE) and $11.3 million ($5.96 per BOE) for the same respective periods of 2011. The increase in per BOE depletion expense was primarily due to a 27 percent increase in the Partnership's proved oil and gas property basis at September 30, 2012, as compared to September 30, 2011, as a result of its drilling program.
General and administrative expense. The Partnership's general and administrative expense was $1.9 million and $5.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.9 million and $5.3 million for the same respective periods in 2011. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The increase in general and administrative expense for the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily due to an increase in compensation expense associated with unit-based compensation awards, which is in addition to the cost allocation under the administrative services agreement, as described in Note I of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements." The Partnership is also responsible for paying for its direct third-party services.
Interest expense. Interest expense was $638 thousand and $1.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $413 thousand and $1.2 million for the same periods of 2011.
Derivative gains (losses), net. Fluctuations in commodity prices during 2012 have impacted the fair value of the Partnership's derivative contracts, which resulted in net mark-to-market derivative losses of $13.6 million and net mark-to-market derivative gains of $18.2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Partnership recognized net mark-to-market derivative gains of $55.8 million and $28.9 million, respectively. See Note G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.

Other expense. The Partnership recorded other expense of $221 thousand and $969 thousand during the three and nine months ended September 30, 2012, respectively, as compared to nil for the same periods in 2011. For the nine months ended September 30, 2012, other expense is comprised of a $772 thousand charge for the remediation of two salt water disposal pipeline leaks and a $197 thousand charge for the early termination of the Expired Credit Facility.
Income tax provision. The Partnership recognized an income tax provision of $111 thousand and $1.1 million for the three and nine months ended September 30, 2012, respectively, as compared to an income tax provision of $946 thousand and $1.4 million for the same periods in 2011. The Partnership's income tax provision decreased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to the recognition of derivative losses for the three months ended September 30, 2012 as compared to derivative gains recognized for the same period in 2011, and a decrease in derivative gains recognized for the nine months ended September 30, 2012 as compared to the same period in 2011. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.

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
During the nine months ended September 30, 2012, the Partnership placed 29 new wells on production, recompleted four wells and exited the third quarter with nine wells in progress, three of which were in the process of being drilled. During 2012, the Partnership expects to drill or recomplete approximately 50 wells with a three-rig drilling program at an estimated net cost, including recompletions and facility connections, of $110 million to $120 million. The Partnership's 2012 capital expenditure forecast reflects the savings expected from Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under its credit facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
During October 2012, the Partnership purchased a 94 percent working interest in approximately 3,000 gross acres in Midland County for $6.3 million. The acquisition includes all deep drilling rights on the acreage, with approximately 75 40-acre drilling locations and 75 20-acre drilling locations, which are expected to be completed in Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. The acreage also has horizontal Wolfcamp Shale potential. There is no existing production on this acreage. The Partnership expects to move two of its three drilling rigs to this acreage during the fourth quarter of 2012.
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
A distribution for the third quarter of 2012 of $0.52 per unit was declared by the Board of Directors of the General Partner on October 23, 2012 and is to be paid on November 9, 2012 to unitholders of record on November 2, 2012. The third quarter distribution reflects an increase of $0.01 per unit, or two percent, as compared to the distribution declared for the third quarter of 2011.
Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the nine months ended September 30, 2012 increased by 53 percent to $76.8 million, as compared to $50.2 million for the same period of 2011. Additions to oil and gas properties reflect expenditures associated with the Partnership's three-rig drilling program and acquisitions of interests in producing properties of $412 thousand during the nine months ended September 30, 2012. The Partnership's expenditures for additions to oil and gas properties for the nine months ended September 30, 2012 and 2011 were funded by net cash provided by operating activities and borrowings under the Partnership's credit facility.
Contractual obligations, including off-balance sheet obligations. As of September 30, 2012, the Partnership's contractual obligations included credit facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under its credit facility were $88.0 million at September 30, 2012. As of September 30, 2012, the Partnership's derivative instruments represented assets of $10.0 million and liabilities of $17.0 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C and G of Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and credit facility. As of September 30, 2012, the Partnership's asset retirement obligations were $9.5 million, a decrease of $787 thousand from its balance as of December 31, 2011. As of September 30, 2012, the Partnership was not a party to any material off-balance sheet arrangements.

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
Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2012 was $79.8 million, as compared to $89.8 million for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities was primarily due to a $19.8 million decrease in oil and gas revenues resulting principally from lower commodity prices and an $8.1 million increase in oil and gas production costs, partially offset by a $13.3 million reduction in derivative payments and a $5.9 million increase in cash provided by changes in working capital.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2012 was $76.8 million, as compared to $50.2 million for the nine months ended September 30, 2011. The increase in net cash used in investing activities was due primarily to increased drilling costs associated with adding a third drilling rig and oil and gas proved property acquisitions of $412 thousand.
Financing activities. Net cash used in financing activities during the nine months ended September 30, 2012 was $703 thousand, as compared to net cash used in financing activities of $34.6 million for the nine months ended September 30, 2011. The decrease in net cash used in financing activities was primarily due to a $40.2 million increase in incremental net borrowings under the Partnership's credit facility to fund the Partnership's three-rig drilling program and distributions.
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
Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the credit facility, and, to the extent available, funds from future private and public equity and debt offerings. As of September 30, 2012, the Partnership had $88.0 million of borrowings outstanding under the credit facility, $212.0 million of remaining borrowing capacity under the credit facility and $3.5 million of cash on hand. The Partnership's borrowing capacity under the credit facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the credit facility and could require the Partnership to reduce its distributions to unitholders. As of September 30, 2012, the Partnership was in compliance with all of its debt covenants.
The Partnership generally utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions. In furtherance of the Partnership's effort to meet these objectives, approximately 80 percent, 65 percent, 70 percent and 10 percent of the Partnership's estimated total production for the remainder of 2012, and for 2013, 2014 and 2015, respectively, have been matched with commodity swap contracts or collar contracts with short puts.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the nine months ended September 30, 2012:

Derivative Contract Net Liabilities (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2011	$(35,770)
Changes in contract fair value	18,176
Contract maturities	10,524
Fair value of contracts outstanding as of September 30, 2012	$(7,070)
 ____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas prices as of September 30, 2012:

		Twelve Months Ending December 31,			Asset (Liability) Fair Value at September 30, 2012 (a)
	2012
	Fourth Quarter	2013	2014	2015
					(in thousands)
Oil Derivatives:
Collar contracts with short puts:					$7,253
Volume (Bbls per day)	1,500	1,750	5,000	—
Price per Bbl:
Ceiling	$109.00	$116.00	$124.00	$—
Floor	$85.00	$88.14	$90.00	$—
Short put	$70.00	$73.14	$72.00	$—
Swap contracts:					$(17,364)
Volume (Bbls per day)	3,000	3,000	—	—
Price per Bbl	$79.32	$81.02	$—	$—
Average forward NYMEX oil prices (b)	$86.24	$88.71	$88.50	$—
NGL Derivatives:
Swap contracts:					$(248)
Volume (Bbls per day)	750	—	—	—
Price per Bbl	$35.03	$—	$—	$—
Average forward NGL prices (c)	$41.12	$—	$—	$—
Gas Derivatives:
Collar contracts with short puts:					$(362)
Volume (MMBtus per day)	—	—	—	5,000
Price per MMBtu:
Ceiling	$—	$—	$—	$5.00
Floor	$—	$—	$—	$4.00
Short put	$—	$—	$—	$3.00
Swap contracts:					$3,854
Volume (MMBtus per day)	5,000	2,500	5,000	—
Price per MMBtu	$6.43	$6.89	$4.00	$—
Average forward index gas prices (d)	$3.69	$3.90	$4.22	$4.40
Basis swap contracts (e):					$(203)
Permian Basin index swaps - (MMBtus per day)	2,500	2,500	—	—
Price differential ($/MMBtu)	$(0.30)	$(0.31)	$—	$—
Average forward basis differential prices (d)	$(0.09)	$(0.18)	$—	$—
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

(b)	The average forward NYMEX oil prices are based on October 31, 2012 market quotes.

(c)	Forward component NGL prices are derived from active-market NGL component price quotes as of October 31, 2012.

(d)
The average forward index gas prices and forward basis differential prices are based on October 31, 2012 NYMEX market quotes and October 31, 2012 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.

(e)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of its swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

 The following table provides information about the Partnership's credit facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the credit facility, the weighted average interest rates expected to be paid on the credit facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the credit facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on October 31, 2012.

	Three Months Ending December 31, 2012	Year Ending,					Liability Fair Value at September 30, 2012
		2013	2014	2015	2016	2017
	($ in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$—	$88,000	$87,588
Average interest rate	1.94%	1.98%	2.13%	2.42%	2.66%	2.89%

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
Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership’s business, financial condition or future results. Except as set forth below, there has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K.
The Partnership's area of operations is in an area of high industry activity, which may impact the ability of Pioneer, as operator of the Partnership's properties, to obtain the personnel, equipment, services, resources and facilities access needed to complete development activities as planned or result in increased costs.
The Partnership's area of operations and drilling activity is concentrated in the Spraberry field, an area in which industry activity has increased rapidly. As a result, demand for personnel, equipment, services and resources, as well as access to transportation, processing and refining facilities for these areas, has increased, as have the costs for those items.  In addition, hydraulic fracturing and other operations require significant quantities of water, which supply has been impacted by the recent drought conditions in Texas. Any delay or inability to secure the personnel, equipment, services, resources and facilities access necessary for Pioneer, the operator of the Partnership's properties, to complete its planned development activities, including as a result of any changes in laws or regulations applicable to the operations relating to water usage, could result in oil and gas production volumes being below the Partnership's forecasted volumes. In addition, any such negative impact on production volumes, or significant increases in costs, could have a material adverse effect on the Partnership's profitability and its ability to make distributions.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date:	November 2, 2012	By:	/s/ Richard P. Dealy
Richard P. Dealy Executive Vice President and Chief Financial Officer

Date:	November 2, 2012	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description

31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.