Form 10-K
period 2012-12-31
Pioneer Southwest Energy Partners L.P.
filed 2013-03-14
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

Aggregate market value of common units held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$433,683,310
Number of common units outstanding as of March 12, 2013	35,713,700
DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders of Pioneer Natural Resources Company to be held during May 2013 as referenced in Part III, Item 11 of this report.

****
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," and the negative of such terms and similar expressions as they relate to Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest" or the "Partnership") are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Partnership's current expectations, assumptions, estimates and projections about the Partnership and the industry in which the Partnership operates. Although the Partnership believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Partnership's control. In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements. See "Item 1. Business — Competition, Markets and Regulations," "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

Definitions of Certain Terms and Conventions Used Herein
Within this Report, the following terms and conventions have specific meanings:

•	"ASC" means Accounting Standards Codification as promulgated by the Financial Accounting Standards Board.

•	"BBL" means a standard barrel containing 42 United States gallons.

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

•
"Derivatives" means financial contracts, or financial instruments, (i) with one or more notional amounts and whose values are derived from the value of one or more underlying assets, reference rates or indexes; (ii) which require no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (iii) whose terms require or permit net settlement.

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
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
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

•	"U.S." means United States.

•	"Workover" means operations on a producing well to restore or increase production.

•	"WTI" means a light, sweet blend of oil produced from fields in western Texas.

•
With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Partnership's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations and acres.

•	All currency amounts are expressed in U.S. dollars.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART I

ITEM 1.	BUSINESS
General
The Partnership is a Delaware limited partnership that was formed in June 2007 by Pioneer to own, acquire, explore and develop oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.
The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States and all of the related oil, NGL and gas revenues are derived from purchasers located in the United States.
The Partnership's executive offices are located at 5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039. The Partnership's telephone number is (972) 969-3586. The operations and activities of the Partnership are managed by its general partner, Pioneer Natural Resources GP LLC (the "General Partner"), a subsidiary of Pioneer. Pioneer owns a 52.5 percent interest in the Partnership, including the 0.1 percent general partner interest. The Partnership, its operating subsidiary and the General Partner have no employees. The Partnership, the General Partner and Pioneer have entered into an administrative services agreement pursuant to which Pioneer manages all of the Partnership's assets and performs administrative services for the Partnership. As of December 31, 2012, Pioneer had 3,667 full time employees, 1,158 of whom are dedicated to drilling and production activities in the Spraberry field in the Permian Basin of West Texas (the "Spraberry field").
Available Information
The Partnership files or furnishes annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Partnership files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, such as the Partnership. The public can obtain any documents that the Partnership files with the SEC at www.sec.gov.
The Partnership also makes available free of charge through its internet website (www.pioneersouthwest.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.
Business Strategy
The Partnership's primary business objective is to maintain quarterly cash distributions to its unitholders at its current distribution rate and, over time, to increase its quarterly cash distributions. The Partnership expects to reserve a portion of its cash flow to drill undeveloped locations and acquire producing and/or undeveloped properties in order to maintain and grow its production, proved reserves and cash flows.
The Partnership's primary strategy for achieving its objective to maintain and increase, over time, its cash distributions to unitholders is to:

•
Develop the Partnership's proved undeveloped reserves. At current margins, the Partnership expects that development drilling of undeveloped properties will allow it to increase cash flow from operations in order to maintain and possibly increase cash distributions to unitholders in the future. The Partnership drilled 44 wells in 2012, 45 wells in 2011, and 28 wells in 2010, with two unsuccessful wells drilled in 2012 and one unsuccessful well drilled in 2011. The Partnership also recompleted a total of five wells in 2012 and three wells in 2010. The Partnership expects to drill approximately 50 wells in 2013. The Partnership plans to drill essentially all of these wells to the Strawn formation, and 65 percent of these wells to the deeper Atoka formation.

•
Evaluate and explore the Partnership's unproved properties. During the year ended December 31, 2012, the Partnership invested in unproved oil and gas leaseholds in the Spraberry field of West Texas. The Partnership plans to drill a portion of these unproved properties in 2013, with the objective of adding proved oil and gas reserves that will increase the Partnership's future cash flow from operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•
Purchase oil and gas properties in its area of operations from third parties either independently or jointly with Pioneer. The Partnership believes that over the long term it will have a cost of capital advantage relative to its corporate competitors and a technical advantage due to the scale of Pioneer's operations, which will enhance the Partnership's ability to acquire producing and undeveloped oil and gas properties. In addition, the Partnership believes that its relationship with Pioneer is advantageous because it allows the Partnership to jointly pursue acquisitions of oil and gas properties with Pioneer, which increases the number and type of transactions it can pursue and increases its competitiveness.

•
Purchase oil and gas properties in its area of operations directly from Pioneer. The Partnership believes that Pioneer may offer the Partnership over time the opportunity to purchase portions of Pioneer's producing and undeveloped oil and gas assets in its area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time.

•
Benefit from production and reserve enhancements as a result of infill and horizontal drilling and secondary recovery initiatives being advanced by Pioneer. The Partnership believes that it benefits from its relationship with Pioneer because the Partnership is able to learn from the various production and proved reserve enhancement initiatives being performed by Pioneer. For instance, Pioneer has (i) drilled 20-acre infill locations during the past three years, (ii) initiated a 7,000 acre waterflood project during 2010 and (iii) drilled over 25 horizontal Wolfcamp Shale and Jo Mill interval wells during the past 18 months, with all three initiatives having encouraging results. The ultimate outcome to and effect on the Partnership of these initiatives cannot be predicted at this time.

•
Maintain a balanced capital structure to ensure financial flexibility. To fund development drilling initiatives and future property acquisitions, the Partnership is reserving a portion of its net cash provided by operating activities. The Partnership may also use, to the extent available, external financing sources to fund acquisitions, including borrowings under its credit facility and funds from future private and public equity and debt offerings. The Partnership intends to maintain a balanced capital structure, which will afford the Partnership the financial flexibility to fund development drilling initiatives and future acquisitions. See "Liquidity" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Commitments, Capital Resources and Liquidity" for additional information about the Partnership's capital structure.

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

Relationship with Pioneer
The Partnership believes that one of its principal strengths is its relationship with Pioneer, which owns the General Partner and common units representing a 52.4 percent limited partner interest in the Partnership. Pioneer is a large independent oil and gas exploration and production company with all of its operations located in the United States. Pioneer has reported proved reserves at December 31, 2012, including the Partnership's properties, of 1,086 MMBOE, of which 627 MMBOE, or 58 percent, were in the Spraberry field. Of the 627 MMBOE of proved reserves in the Spraberry field, 316 MMBOE, or 50 percent, were proved developed reserves and 311 MMBOE, or 50 percent, were proved undeveloped reserves. Pioneer has informed the Partnership that these proved undeveloped reserves represent 3,349 future drilling locations held by Pioneer in the Spraberry field.
Pioneer has stated that it views the Partnership as an integral part of its asset portfolio and may offer the Partnership over time the opportunity to purchase portions of Pioneer's oil and gas assets in the Partnership's area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership also believes its relationship with Pioneer is advantageous because it allows the Partnership to participate jointly with Pioneer in acquisitions in the Partnership's area of operations.
The Partnership's omnibus agreement with Pioneer limits the Partnership's area of operations to onshore Texas and eight counties in the southeast region of New Mexico.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Competitive Strengths
The Partnership believes the following competitive strengths will allow it to achieve its objectives of generating and growing cash available for distribution:

•	Its relationship with Pioneer:

◦	Pioneer has a significant retained interest in the Spraberry field as well as an active development plan, each of which should generate acquisition opportunities for the Partnership over time;

◦	Pioneer's significant ownership in the Partnership provides it an economic incentive to consider selling developed and proved undeveloped oil and gas properties to the Partnership over time; and

◦	The Partnership's ability to pursue acquisitions jointly with Pioneer increases the number and type of transactions it can pursue and increases the Partnership's competitiveness;

•	Its assets are characterized by long-lived and stable production; and

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

Business Activities
Petroleum industry. While oil and NGL prices generally improved from 2009 through 2011, during 2012, oil and NGL production growth in the United States outpaced demand growth causing prices to become more volatile and decline during the year. North American gas prices have remained volatile and have generally trended lower since 2009. The decline in North American gas prices is primarily a result of growing gas supplies associated with discoveries of significant gas reserves in United States shale plays, combined with the warmer than normal recent winters, which has resulted in gas storage levels being at historically high levels, and minimal economic demand growth in the United States. Oil prices continue to be primarily driven by world supply and demand fundamentals; however, recent increases in United States oil, NGL and gas production volumes from the Permian Basin, Eagle Ford, Bakken and Marcellus areas have been met with higher storage levels and pipeline, gas plant and NGL fractionation infrastructure capacity limitations, which have led to a reduction in United States NYMEX oil, NGL and gas prices compared to international prices for similar commodities, including Brent oil prices.
During 2012, the economies in the United States and certain other countries stabilized with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain European and Asian nations continue to face economic challenges and modest economic growth. While the outlook for a continued worldwide economic recovery remains cautiously optimistic, it is still uncertain; therefore, the sustainability of the recovery in worldwide demand for energy is difficult to predict. As a result, the Partnership believes it is likely that commodity prices will remain volatile during 2013.
Significant factors that will impact 2013 commodity prices include: the ongoing impact of economic stimulus initiatives; fiscal challenges facing the United States federal government and potential changes to the tax laws in the United States; continuing economic struggles in European and Asian nations; political and economic developments in North Africa and the Middle East; demand from Asian and European markets; the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to balance global oil supplies through export quotas; and overall North American NGL and gas supply and demand fundamentals.
The Partnership uses commodity derivative contracts to mitigate the effect of commodity price volatility on the Partnership's net cash provided by operating activities. Although the Partnership has entered into commodity derivative contracts for a large portion of its forecasted production through 2014, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Partnership could enter into derivative contracts on additional volumes in the future. As a result, the Partnership's internal cash flows would be reduced for affected periods. A sustained decline in commodity prices could result in a shortfall in expected cash flows, which could negatively affect the Partnership's liquidity, financial position, future results of operations and ability to sustain or increase distributions to unitholders. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note D of Notes to Consolidated Financial Statements included

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

in "Item 8. Financial Statements and Supplementary Data" for information regarding the Partnership's open derivative positions at December 31, 2012.
The Partnership. Currently, the Partnership's oil and gas properties consist only of non-operated working interests in proved and unproved oil and gas properties in the Spraberry field in the Permian Basin area of West Texas, all of which are operated by Pioneer, including 2,408 producing wells. The Partnership's interest in 972 of these wells is limited to only those rights that are necessary to produce hydrocarbons from those particular wellbores, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. In addition, the Partnership's producing well count includes 1,228 producing wells in which the Partnership purchased minimal working interests (typically less than one percent) during 2011. The Partnership expects to drill approximately 50 wells with a three-rig drilling program in 2013. See "Item 2. Properties – Description of Properties."
According to the Energy Information Administration, the Spraberry field is the second largest oil field in the United States, and the Partnership believes that Pioneer is the largest operator in the field based on recent production information. As such, the Partnership believes it will benefit from Pioneer's experience and scale of operations. Although Pioneer has no obligation to sell assets to the Partnership, and the Partnership is not obligated to purchase from Pioneer any additional assets, the Partnership believes that Pioneer may offer to the Partnership over time the opportunity to purchase portions of Pioneer's producing and undeveloped oil and gas assets in the Partnership's area of operations, provided that such transactions can be done in an economic manner and depending upon market conditions at the time. The Partnership believes that a substantial portion of Pioneer's assets in the Partnership's area of operations have or in the future will have the characteristics that will make them well-suited for ownership by a limited partnership such as the Partnership. The Partnership also expects to make acquisitions in its area of operations from third parties and to participate jointly in acquisitions with Pioneer.
Production. For the year ended December 31, 2012, the Partnership's average daily production was 7,512 on a BOE basis. Production, price and cost information with respect to the Partnership's properties for 2012, 2011 and 2010 is set forth under "Item 2. Properties — Selected Oil and Gas Information — Production, production prices and production costs data."
Development activities. The Partnership seeks to increase its oil and gas reserves, production and cash flows through development drilling and by participating in other production enhancement activities. During the three years ended December 31, 2012, the Partnership drilled 117 gross (112 net) wells, of which 114 gross wells were successfully completed as productive wells.
Exploration activities. The Partnership did not participate in any exploration drilling during the three years ended December 31, 2012.
Acquisition activities. Part of the Partnership's business strategy is to acquire oil and gas properties in its area of operations that complement its operations, provide development opportunities and potentially increase the Partnership's net cash provided by operating activities to sustain or increase unitholder distributions. In 2012, Pioneer entered into agreements with an unaffiliated third party to lease 5,223 acres in Midland County in West Texas to allow Pioneer to explore, develop and produce oil and gas from the properties, of which 4,263 acres have been or are expected to be assigned to the Partnership. In October 2012, Pioneer entered into leases under these agreements for 3,063 acres and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for a payment to Pioneer of $6.3 million, representing a pro rata share of Pioneer's acquisition cost. Pioneer and the Partnership have also agreed that Pioneer will assign to the Partnership an undivided 94 percent of Pioneer's interest in the remaining acreage upon the completion of Pioneer's acquisition on the same terms, consideration for which is expected to total $2.5 million, net to the Partnership. The Partnership recorded $606 thousand of proved leasehold carrying value and $5.7 million of unproved leasehold carrying value attributable to the acquisition. The acquisition includes all depths associated with the acreage and future wells are expected to be completed in the Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. The acreage also has horizontal Wolfcamp Shale potential, although the ultimate outcome and impact to the Partnership of this potential cannot be predicted at this time. There is no existing production on this acreage. See Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about this acquisition.
Marketing of Production
General. As operator of the Partnership's properties, Pioneer markets the Partnership's production and pays the Partnership the sales proceeds attributable to its production. The production sales agreements entered into by Pioneer that are related to the Partnership's production contain customary terms and conditions for the oil and gas industry, provide for sales based on prevailing market prices and have terms ranging from 30 days to five years. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, price regulations, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of operations and price risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Significant purchasers. During 2012, the Partnership's significant purchasers of oil, NGLs and gas were Plains Marketing L.P. (51 percent) and Occidental Energy Marketing (26 percent). The Partnership believes that the loss of a significant purchaser or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure could have a material adverse effect on its ability to sell its oil, NGL and gas production. See "Item 1A. Risk Factors" and Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about significant purchasers and infrastructure capacity risks.
Derivative risk management activities. The Partnership generally utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions. The Partnership accounts for its derivative contracts using the mark-to-market ("MTM") method of accounting. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Partnership's derivative risk management activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the impact of commodity derivative activities on oil, NGL and gas revenues and net derivative gains and losses during 2012, 2011 and 2010, as well as the Partnership's open commodity derivative positions at December 31, 2012.
Competition, Markets and Regulations
Competition. The oil and gas industry is highly competitive. A large number of companies, including major integrated and other independent companies, and individuals engage in the exploration for and development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development or exploration. Acquisitions of oil and gas properties are expected to be an important element of the Partnership's future growth. The principal competitive factors in the acquisition of oil and gas assets include the staff and data necessary to identify, evaluate and acquire such assets and the financial resources necessary to acquire and develop the assets. Many of the Partnership's competitors are substantially larger and have financial and other resources greater than those of the Partnership.
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
Securities regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Partnership the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the rules and regulations of the SEC could subject the Partnership to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the de-listing of the Partnership's common units, which would have an adverse effect on the liquidity and market value of the common units. Compliance with some of these rules and regulations is costly and regulations are subject to change or reinterpretation.
Environmental and occupational health and safety matters. The Partnership's operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, worker health and safety and the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling or other regulated activity commences;

•	enjoin some or all of the operations of facilities deemed in noncompliance with permits;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	impose specific criteria addressing worker protection; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.
These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

environmental laws and regulations, and the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant effect on the Partnership's operating costs.
The Partnership believes it is in substantial compliance with all existing environmental laws and regulations applicable to the Partnership's current operations and that its continued compliance with existing requirements will not have a material adverse effect on the Partnership's financial condition and results of operations. For example, the Partnership did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012. Additionally, the Partnership is not aware of any environmental issues or claims that will require material capital expenditures during 2013. Nevertheless, accidental spills or releases may occur in the course of the Partnership's operations, and the Partnership cannot give any assurance that it will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, the Partnership cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on the Partnership's business, financial condition and results of operations.
The following is a summary of some of the more significant laws and regulations to which the Partnership's business operations are or may be subject.
Waste handling. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (the "EPA"), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA's non-hazardous waste provisions. It is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the Partnership's costs to manage and dispose of wastes, which could have a material adverse effect on the Partnership's results of operations and financial position. Also, in the course of the Partnership's operations, it generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.
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
Comprehensive Environmental Response, Compensation and Liability Act. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, and analogous state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
The Partnership currently owns or leases numerous properties that have been used for oil and gas exploration and production for many years. Although the Partnership believes Pioneer has used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned or leased by the Partnership, or on or under other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, some of the Partnership's properties have been operated by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or petroleum hydrocarbons were not under Pioneer's or the Partnership's control. Certain of these properties have had historical petroleum spills or releases. All of such properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination. If a surface spill or release were to occur, the Partnership expects that it would be controlled, contained and remediated in accordance with the applicable requirements of state oil and gas commissions and by using the spill prevention, control and countermeasure ("SPCC") plans or other spill or emergency contingency plans in accordance with EPA requirements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Water discharges and use. The federal Clean Water Act (the "CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. SPCC planning requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
The primary federal law imposing liability for oil spills is the Oil Pollution Act ("OPA"), which sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil spill cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. If an oil spill subject to the requirements of OPA were to occur at a Partnership property, the Partnership expects that it would be controlled, contained and remediated in accordance with the applicable requirements of OPA and by using Pioneer's OPA spill response plan together with assistance of trained first responders and any oil spill response contractor that the Partnership and Pioneer would have been required to engage pursuant to OPA to address such oil spills.
Operations associated with the Partnership's properties also produce wastewaters that are disposed via injection in underground wells. These injection wells are regulated by the Safe Drinking Water Act (the "SDWA") and analogous state and local laws. The underground injection well program under the SDWA requires permits from the EPA or analogous state agency for the Partnership's disposal wells, establishes minimum standards for injection well operations and restricts the types and quantities of fluids that may be injected. Currently, the Partnership believes that disposal well operations on the Partnership's properties comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect the Partnership's ability to dispose of produced waters and ultimately increase the cost of the Partnership's operations. In addition, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. The U.S. Geological Survey is advising the EPA regarding potential seismic hazards associated with these types of underground injection wells. It is possible that federal or state agencies will seek to regulate more stringently the underground injection of oil and gas wastewaters as a result of these events. Nevertheless, the Partnership is not aware of any imminent actions by federal or state agencies that would affect its use or operation of underground injection wells.
The Partnership also routinely uses hydraulic fracturing techniques in its drilling and completion programs, where development of most of its properties are dependent on the ability to hydraulically fracture the producing formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the SDWA Underground Injection Control Program and has published draft permitting guidance in May 2012 addressing the performance of such activities. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and the agency currently projects to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations. In August 2012, the EPA published final rules under the federal Clean Air Act ("CAA"), which became effective October 15, 2012, that, among other things, require producers to reduce volatile organic compound emissions from certain subcategories of fractured and refractured gas wells for which well completion operations are being conducted by routing flowback emissions to a gathering line or capturing and combusting flowback emissions using a combustion device, such as a flare, until January 1, 2015 or performing reduced emission completions, also known as "green completions," with or without combustion devices, on or after January 1, 2015. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that new federal restrictions relating to the hydraulic-fracturing process are adopted in areas where the Partnership currently operates or in the future plans to operate, the Partnership may incur additional costs to comply with such federal requirements that may be significant in nature, become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development or production activities.
Texas has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure and well-construction requirements on hydraulic-fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas (the "TRRC") and the public of certain information regarding the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. In the event state or local restrictions are adopted in areas where the Partnership operates, the Partnership may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development or production activities, and be limited or precluded in the drilling of wells or in the amounts that the Partnership is ultimately able to produce from its reserves.
Certain governmental reviews were recently conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report released by the agency on December 21, 2012 and a final report expected to be available for public comments and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These studies, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.
Air emissions. The CAA and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions; obtain or strictly comply with air permits containing various emissions and operational limitations; or utilize specific emission control technologies to limit emissions of certain air pollutants. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, states can impose air emissions limitations that are more stringent than the federal standards imposed by the EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for noncompliance with air permits or other requirements of the CAA and associated state laws and regulations.
Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require the Partnership to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies for oil and gas exploration and production operations. On August 16, 2012, the EPA published final rules under the CAA that subject oil and gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all "other" fractured and refractured gas wells. All three subcategories of wells must route flowback emissions to a gathering line or capture and combust flowback emissions using a combustion device, such as a flare, after October 15, 2012. However, the "other" wells must use reduced emission completions, also known as "green completions," with or without combustion devices, on or after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. The Partnership is currently reviewing this new rule and assessing its potential effects on its operations. Compliance with these requirements could increase the Partnership's costs of development and production, which costs could be significant.
In addition, in response to reported concerns about high concentrations of benzene in the air near certain drilling sites and gas processing facilities in the Barnett Shale area, the Texas Commission on Environmental Quality (the "TCEQ") adopted new air emissions limitations and permitting requirements for oil and gas facilities in the state. The agency's investigations could lead to additional, more stringent air permitting requirements, increased regulation, and possible enforcement actions against producers, including the Partnership. Any adoption of laws, regulations, orders or other legally enforceable mandates governing drilling and operating activities that result in more stringent drilling or operating conditions or limit or prohibit the drilling of new wells for any extended period of time could increase the Partnership's costs or reduce its production, which could have a material adverse effect on the Partnership's results of operations and cash flows.
Some gas and oil production facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions.
Endangered species. The federal Endangered Species Act (the "ESA") and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. Some of the Partnership's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Partnership may be obligated to develop and implement

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

plans to avoid potential adverse effects to protected species and their habitats, and the Partnership may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Partnership's operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where the Partnership performs activities could result in increased costs or limitations on the Partnership's ability to perform operations and thus have an adverse effect on its business.
As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA and issue decisions with respect to the 250 candidate species before completion of the agency's 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Partnership operates could cause the Partnership to incur increased costs arising from species protection measures or could result in limitations on the Partnership's drilling and production activities and could have an adverse effect on the Partnership's ability to develop and produce its proved reserves.
Occupational health and safety. Operations associated with the Partnership's properties are subject to the requirements of OSHA and comparable state statutes. These laws and the related regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statues require that the Partnership organize or disclose information about hazardous materials used or produced in the Partnership's operations. The Partnership believes that it is in substantial compliance with these applicable standards and with OSHA and comparable requirements.
Global warming and climate change. In December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under the CAA in 2010 establishing Title V and Prevention of Significant Deterioration permitting requirements for large sources of GHGs. The Partnership could become subject to these permitting requirements and be required to install "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that the Partnership may seek to construct in the future if they would otherwise emit large volumes of GHGs. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including certain oil and gas production facilities, which includes certain of the Partnership's facilities. The Partnership is monitoring GHG emissions from its operations in accordance with these GHG emissions reporting rules and believes its monitoring activities are in substantial compliance with applicable reporting obligations.
While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If the U.S. Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on the Partnership's operations.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect the Partnership's business, any such future laws and regulations could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for the oil and gas the Partnership produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership's business, financial condition and results of operations.
Some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership's financial condition and results of operations.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate drilling and production while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Partnership's interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas the Partnership can produce from its wells or limit the number of wells or the locations at which the Partnership can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, NGL and gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and gas that may be produced from the Partnership's wells, negatively affect the economics of production from these wells, or limit the number of locations the Partnership can drill.
Regulation of transportation and sale of gas. The availability, terms and cost of transportation significantly affect sales of gas. Federal and state regulations govern the price and terms for access to gas pipeline transportation. Intrastate gas pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies. The interstate transportation and sale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). FERC endeavors to make gas transportation more accessible to gas buyers and sellers on an open-access and non-discriminatory basis.
Pursuant to the Energy Policy Act of 2005 (“EPAct 2005”), it is unlawful for “any entity,” including producers such as the Partnership that are otherwise not subject to FERC's jurisdiction under the Natural Gas Act (the “NGA”), to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. FERC's rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives FERC authority to impose civil penalties up to $1.0 million per day per violation of the NGA and the Natural Gas Policy Act of 1978. The anti-manipulation rule applies to activities of entities not otherwise subject to FERC's jurisdiction to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).
In December 2007, FERC issued a final rule on the annual gas transaction reporting requirements, as amended by subsequent orders on rehearing ("Order 704"). Under Order 704, any market participant, including a producer such as the Partnership, that engages in wholesale sales or purchases of gas that equal or exceed 2.2 million MMBTUs of physical gas in the previous calendar year must annually report such sales and purchases to FERC on Form No. 552 on May 1 of each year. Form No. 552 contains aggregate volumes of gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 is intended to increase the transparency of the wholesale gas markets and to assist FERC in monitoring those markets and in detecting market manipulation.
Additional proposals and proceedings that might affect the gas industry are considered from time to time by the U.S. Congress, FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective or their effect, if any, on its operations. The Partnership does not believe that it will be affected by any action taken in a materially different way than other companies with which it competes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Gas gathering. The Partnership depends on gathering facilities owned and operated by third parties to gather production from its properties, and therefore, the Partnership is affected by the rates charged by these third parties for gathering services. To the extent that changes in federal or state regulation affect the rates charged for gathering services, the Partnership also may be affected by these changes. The Partnership does not anticipate that it would be affected any differently than similarly situated gas producers.
Regulation of transportation and sale of oil and NGLs. The liquids industry is also extensively regulated by numerous federal, state and local authorities.
In a number of instances, the ability to transport and sell such products on interstate pipelines is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act (the "ICA"). The Partnership does not believe these regulations affect it any differently than other producers.
The ICA requires that pipelines maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be "just and reasonable." Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC.
Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65 percent. This adjustment is subject to review every five years. Under FERC's regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flows for the Partnership.
In addition, due to common carrier regulatory obligations of liquids pipelines, capacity must be prorated among shippers in an equitable manner in the event there are nominations in excess of capacity. Therefore, new shippers or increased volume by existing shippers may reduce the capacity available to the Partnership. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that the Partnership relies upon for liquids transportation could have a material adverse effect on its business, financial condition, results of operations and cash flows. However, the Partnership believes that access to liquids pipeline transportation services generally will be available to it to the same extent as to its similarly-situated competitors.
Intrastate liquids pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, varies from state to state. The Partnership believes that the regulation of liquids pipeline transportation rates will not affect its operations in any way that is materially different from the effects on its similarly-situated competitors.
In November 2009, the Federal Trade Commission (the "FTC") issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.0 million per violation per day. In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (the "CFTC") to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to FERC and the FTC as described above. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation.
Energy commodity prices. Sales prices of gas, oil, condensate and NGLs are not currently regulated and are made at market prices. Although prices of these energy commodities are currently unregulated, the U.S. Congress historically has been active in their regulation. The Partnership cannot predict whether new legislation to regulate oil and gas, or the prices charged for these commodities might be proposed, what proposals, if any, might actually be enacted by the U.S. Congress or the various state legislatures and what effect, if any, the proposals might have on the Partnership's operations.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 1A.	RISK FACTORS
Risks Related to the Partnership's Business
The nature of the business activities conducted by the Partnership subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Partnership's business activities. Other risks are described in “Item 1. Business - Competition, Markets and Regulations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks related to the Partnership's business. The Partnership's business could also be affected by additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Partnership's business, financial condition or results of operations and impair the Partnership's ability to implement business plans or complete development activities as scheduled. In that case, the Partnership might not be able to pay distributions on its common units and the market price of the Partnership's common units could decline.
The Partnership may not have sufficient cash flow from operations to pay quarterly distributions on its common units following the establishment of cash reserves and payment of fees and expenses, including reimbursement of expenses to the General Partner and its affiliates.
The Partnership may not have sufficient available cash each quarter to pay its quarterly distribution of $0.52 per unit or any other amount.
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
The amount of cash the Partnership actually generates will depend upon numerous factors related to its business that may be beyond its control, including among other things:

•	the amount of oil, NGL and gas the Partnership produces;

•	the prices at which the Partnership sells its oil, NGL and gas production;

•	the effectiveness of its commodity price derivatives;

•	the level of its operating costs, including fees and reimbursement of expenses to the General Partner and its affiliates;

•	the Partnership's ability to economically replace proved reserves;

•	the success of the Partnership's drilling program;

•	the Partnership's ability to acquire oil and gas properties from third parties in a competitive market and at an attractive price to the Partnership;

•	Pioneer's willingness to sell assets to the Partnership at a price that is attractive to the Partnership and to Pioneer;

•	prevailing economic conditions;

•	the level of competition the Partnership faces;

•	fuel conservation measures and alternate fuel requirements; and

•	government regulation and taxation.
In addition, the actual amount of cash that the Partnership will have available for distribution will depend on other factors, including:

•
the level of the Partnership's capital expenditures for acquisitions of additional oil and gas assets, developing proved undeveloped properties, recompletion opportunities in existing oil and gas wells, and exploration activities;

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Commitments, Capital Resources and Liquidity” for a discussion of additional restrictions and factors that could affect the Partnership's ability to make cash distributions.
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
The oil, NGL and gas markets are highly volatile, and the Partnership cannot predict future oil, NGL and gas prices. Prices for oil, NGLs and gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGL and gas, market uncertainty and a variety of additional factors that are beyond the Partnership's control, such as:

•	domestic and worldwide supply of and demand for oil, NGL and gas;

•	inventory levels at Cushing, Oklahoma, the benchmark for WTI oil prices;

•	gas inventory levels in the United States;

•	weather conditions;

•	overall domestic and global political and economic conditions;

•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;

•	the effect of LNG, deliveries to and exports from the United States;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations and taxation;

•	the effect of energy conservation efforts;

•	the capacity, cost and availability of oil and gas pipelines and other transportation facilities, and the proximity of these facilities to the Partnership's wells; and

•	the price and availability of alternative fuels.
In the past, prices of oil, NGL and gas have been extremely volatile, and the Partnership expects this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX oil price ranged from a high of $109.77 per BBL in February to a low of $77.69 per BBL in June, while the NYMEX Henry Hub gas price ranged from a high of $3.90 per MCF in November to a low of $1.91 per MCF in April. During 2011, oil prices fluctuated from a high of $113.93 per BBL in April to a low of $75.67 per BBL in October, while gas prices fluctuated from a high of $4.85 per MCF in June to a low of $2.99 per MCF in December.
Significant or extended price declines could adversely affect the amount of oil, NGL and gas that the Partnership can produce economically. A reduction in production could result in a shortfall in expected cash flows and may negatively affect the Partnership's ability to pay distributions.
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
A significant portion of the Partnership's assets consists of working interests in identified producing wells, or “wellbore interests,” and the Partnership does not have the right to develop other portions of the leaseholds related to such wellbore interests.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to maintain its production and proved reserves and sustain its level of distributions to unitholders over time.
Producing oil and gas reservoirs are characterized by declining production rates. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to maintain its production and proved reserves and sustain its level of distributions to unitholders over time. The Partnership may be unable to make such acquisitions if:

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
The Partnership expects to reserve a portion of its cash flow to drill undeveloped or unproved locations and/or acquire additional oil and gas assets in order to maintain and grow its production, proved reserves and cash flows, which will reduce its cash available for distribution.
The Partnership will require substantial capital expenditures to replace its production and proved reserves, which will reduce its cash available for distribution. The Partnership could be unable to obtain needed capital or financing due to its financial condition, the covenants in its credit facility or adverse market conditions, which could adversely affect its ability to replace its production and proved reserves.
To fund its drilling expenditures, acquisitions and capital commitments, the Partnership will be required to use cash generated from its operations, borrowings or the proceeds from the issuance of additional partnership interests, or some combination thereof, which could limit its ability to sustain its level of distributions. For example, the Partnership is currently reserving a portion of its cash flow to drill its undeveloped locations in order to maintain and grow its production and make distributions, and may in the future reserve cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain and grow the Partnership's production and cash flow. To the extent its production declines faster than the Partnership anticipates or the cost to drill for or acquire additional properties is greater than the Partnership anticipates, the Partnership will require a greater amount of capital to maintain and grow its production, proved reserves and cash flow. The use of cash generated from operations to fund drilling or acquisitions will reduce cash available for distribution to its unitholders. The Partnership's ability to obtain bank financing or to access the capital markets for future equity or debt offerings could be limited by its financial condition at the time of any such financing or offering, the covenants in its credit facility or future financing agreements, adverse market conditions or other contingencies and uncertainties that are beyond the Partnership's control. The Partnership's failure to obtain the funds necessary for future drilling initiatives or acquisitions could materially affect its business, results of operations, financial condition and ability to pay distributions. Even if the Partnership is successful in obtaining the necessary funds, the terms of such financings could limit its ability to pay distributions to its unitholders. In addition, incurring additional debt could significantly increase the Partnership's interest expense and financial leverage, and issuing additional partnership interests to raise capital could result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then current distribution rate, which could reduce its distributions materially.
The Partnership may be unable to make attractive acquisitions, and any acquisitions the Partnership completes are subject to substantial risks that could reduce its ability to make distributions to unitholders.
Acquisitions of producing oil and gas properties have contributed to the Partnership's growth. The Partnership's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas proved reserves on a profitable basis. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause the Partnership to refrain from, completing acquisitions. The success of any acquisition will depend on a number of factors and involves potential risks, including, among other things:

•	the validity of the Partnership's assumptions about proved reserves, future production, revenues and costs, including synergies;

•	the assumption of unknown liabilities, losses or costs for which the Partnership is not indemnified or for which its indemnity is inadequate;

•	the diversion of management's attention from other business concerns;

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•	an inability to hire, train or retain qualified personnel to manage and operate the Partnership's growing business and assets; and

•	customer or key employee losses at the acquired businesses.
Even if the Partnership makes acquisitions that the Partnership believes will increase distributable cash per unit, these acquisitions could nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

•	a decrease in the Partnership's liquidity by using a significant portion of its available cash or borrowing capacity to finance acquisitions;

•	a significant increase in the Partnership's interest expense or financial leverage if the Partnership incurs additional debt to finance acquisitions; and

•	dilution to its unitholders and a decrease in available cash per unit if the Partnership issues additional partnership securities to finance acquisitions.
The Partnership's decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, the Partnership's reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential problems. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.
The Partnership's proved reserves could be subject to drainage from offset drilling locations.
Many of the Partnership's wells directly offset potential drilling locations held by Pioneer or third parties. The owners of leasehold interests lying contiguous or adjacent to or adjoining the Partnership's interests could take actions, such as drilling additional wells, which could adversely affect the Partnership's operations. It is in the nature of petroleum reservoirs that when a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of the Partnership's proved reserves. The Partnership has agreed not to object to such drilling by Pioneer. The depletion of the Partnership's proved reserves from offset drilling locations could materially adversely affect its ability to maintain and grow its production and proved reserves and to make cash distributions to its unitholders.
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
Future price declines could result in a reduction in the carrying value of the Partnership's proved oil and gas properties, which could adversely affect the Partnership's results of operations.
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
The Partnership periodically evaluates its unproved oil and gas properties and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2012, the Partnership carried unproved property costs of $5.7 million. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Partnership will recognize noncash charges in earnings at that time.
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
To achieve more predictable cash flow and to manage the Partnership's exposure to fluctuations in commodity prices, the Partnership is a party to, and in the future the Partnership may enter into, derivative arrangements covering a significant portion of the Partnership's oil, NGL and gas production that could result in both realized and unrealized derivative losses. Since the Partnership's decision to discontinue hedge accounting effective February 1, 2009, these derivative arrangements have been subject to mark-to-market accounting treatment, and the changes in fair market value of the arrangements are being reported in the Partnership's statements of operations each quarter, which may result in significant unrealized net gains or losses. The Partnership has direct commodity price exposure on the portion of its production volumes not covered by derivative contracts. Failure to protect against declines in commodity prices exposes the Partnership to reduced revenue and liquidity when prices decline. As of March 12, 2013, approximately 35 percent, 30 percent and 90 percent of the Partnership's estimated total production for 2013, 2014 and 2015, respectively, is not covered by derivative contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
The failure by counterparties to the Partnership's derivative contracts to perform their obligations could have a material adverse effect on the Partnership's results of operations.
The Partnership has adopted a policy that contemplates protecting the prices for approximately 65 percent to 85 percent of expected production for a period of up to five years. In addition, the Partnership's credit facility requires it to enter into derivative contracts for 50 percent or more of its oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2014 and thereafter on a rolling basis of not less than two years. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note D of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership's derivative positions as of December 31, 2012. The use of derivative contracts involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default on its obligations under the Partnership's derivative contracts, such a default could have a material adverse effect on the Partnership's results of operations, and could result in a larger percentage of the Partnership's future production being subject to commodity price changes.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The Partnership's ability to use derivative transactions to protect it from future oil, NGL and gas price declines will be dependent upon oil, NGL and gas prices at the time the Partnership enters into future derivative transactions and its future levels of derivative activity, and as a result the Partnership's future net cash flow may be more sensitive to commodity price changes.
As of March 12, 2013, approximately 65 percent, 70 percent and 10 percent of the Partnership's estimated total production for 2013, 2014 and 2015, respectively, have been matched with fixed price commodity swaps or collar contracts with short put options. As the Partnership's derivative contracts expire, more of its future production will be sold at market prices unless the Partnership enters into further derivative transactions. The Partnership's credit facility requires it to enter into derivative arrangements for not less than 50 percent of the Partnership's projected oil, NGL and gas production attributable to proved developed producing reserves through December 31, 2014 and thereafter on a rolling basis of not less than two years. The Partnership's commodity price derivative strategy and future derivative transactions are determined by the General Partner, which is not under any obligation to enter into derivative contracts on a specific portion of the Partnership's production, other than to comply with the terms of the Partnership's credit facility for so long as it may remain in place. The prices at which the Partnership enters into derivative contracts on its production in the future will be dependent upon commodity prices at the time the Partnership enters into these transactions, which may be substantially lower than current oil, NGL and gas prices. Accordingly, the Partnership's derivative contracts may not protect it from significant and sustained declines in oil, NGL and gas prices received for its future production. Conversely, the Partnership's commodity price derivative strategy could limit its ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of the Partnership's future production will not be covered by derivative contracts as compared to the next few years, which would result in its earnings becoming more sensitive to commodity price changes.
The Partnership's sales of oil, NGLs and gas, and any derivative activities related to such energy commodities, expose the Partnership to potential regulatory risks.
The FERC, FTC and CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Partnership's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Partnership's physical sales of oil, NGLs and gas, and any derivative activities related to these energy commodities, the Partnership is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect the Partnership's financial condition or results of operations.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The operating cost of a well includes variable costs, and increases in these costs can adversely affect the economics of a well. Furthermore, the Partnership's operations, including well stimulation and completion activities, such as hydraulic fracturing, are subject to all the risks normally incident to the oil and gas development and production business, and could be curtailed or delayed or become uneconomical as a result of other factors, including:

•	high costs of, or shortages or delays in the delivery of, drilling rigs, equipment, labor or other services or water for hydraulic fracturing;

•	unexpected operational events and/or conditions;

•	reductions in oil, NGL and gas prices;

•	limitations in the market for oil, NGL and gas;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	equipment failures or accidents;

•	title problems;

•	pipe or cement failures or casing collapses;

•	compliance with environmental and other governmental requirements;

•
environmental hazards, such as gas leaks, oil spills, pipeline ruptures, encountering NORM, and unauthorized discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership's area of operations is in an area of high industry activity, which may affect the ability of Pioneer, as operator of the Partnership's properties, to obtain the personnel, equipment, services, resources and facilities access needed to complete development activities as planned or result in increased costs.
The Partnership's area of operations and drilling activity is concentrated in the Spraberry field, an area in which industry activity has increased rapidly. As a result, demand for personnel, equipment, power, services and resources, as well as access to transportation, processing, fractionation and refining facilities in these areas, has increased, as have the costs for those items. In addition, hydraulic fracturing and other operations require significant quantities of water, which supply has been affected by drought conditions in Texas. Any delay or inability to secure the personnel, equipment, power, services, resources and facilities access necessary for Pioneer, the operator of the Partnership's properties, to complete its planned development activities, including as a result of any changes in laws or regulations applicable to the operations relating to water usage, could result in oil and gas production being below the Partnership's forecasted volumes. For example, production growth for 2012, as compared to 2011, was negatively impacted by gas processing capacity limitations in the Spraberry field as a result of the industry wet gas production growing faster than anticipated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any such negative affect on production volumes, or significant increases in costs, could have a material adverse effect on the Partnership's profitability and its ability to make distributions.
Pioneer has managed the availability and costs of certain well services through the use of internally provided drilling, fracture stimulation and completion services. During 2012, the Partnership's capital expenditures benefited from savings realized from Pioneer's use of such internally provided services in connection with development drilling on the Partnership's properties. The Partnership expects that its capital expenditures will benefit in 2013 as well; however, Pioneer has no obligation to provide its internal services in connection with the drilling of the Partnership's undeveloped properties. See Note H of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information about Pioneer services and related party charges.
The Partnership's expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
The Partnership has identified drilling locations and prospects for future drilling opportunities, including development, exploratory and infill drilling and enhanced recovery activities. These drilling locations and prospects represent a significant part of the Partnership's future drilling plans. The Partnership's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services and personnel, and drilling results. Because of these uncertainties, the Partnership cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Partnership's expectations for success. As such, the Partnership's actual drilling and enhanced recovery activities may materially differ from the Partnership's current expectations, which could have a significant adverse effect on the Partnership's reserves, financial condition and results of operations.
The Partnership's actual production could differ materially from its forecasts.
From time to time the Partnership provides forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production from existing wells and the results of future drilling activity. In addition, the Partnership's forecasts assume that none of the risks associated with the Partnership's oil and gas operations summarized in this “Item 1A. Risk Factors” occur, such as facility or equipment malfunctions, adverse weather effects, or downturns in commodity prices or significant increases in costs, which could make certain drilling activities or production uneconomical.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
A substantial amount of the Partnership's production is purchased by two companies. If these companies reduce the amount of the Partnership's production that they purchase, the Partnership's revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements. A failure by purchasers of the Partnership's production to perform their obligations to the Partnership could require the Partnership to recognize a charge in earnings and have a material adverse effect on the Partnership's results of operations.
For the year ended December 31, 2012, purchases by Plains Marketing L.P. and Occidental Energy Marketing represented 51 percent and 26 percent of the Partnership's sales revenue, respectively. If these companies were to reduce the amount of the Partnership's production that they purchase, the Partnership's revenue and cash available for distribution will decline to the extent that substitute purchasers negotiate terms that are less favorable than the terms of the current marketing agreements.
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
Plains Marketing L.P. and Occidental Energy Marketing purchase the majority of the Partnership's oil production pursuant to existing marketing agreements with Pioneer. The Partnership is not a party to the marketing agreements with Plains Marketing L.P. or Occidental Energy Marketing. Pursuant to the provisions of standard industry operating agreements to which the Partnership's properties are subject and to which the Partnership is a party, Pioneer, as operator, markets the production on behalf of all working interest owners, including the Partnership, and determines in its sole discretion the terms on which the Partnership's production is sold.
As is standard in the industry, the oil sold under Pioneer's marketing agreements with Plains Marketing L.P. and Occidental Energy Marketing is sold at the West Texas Intermediate (Cushing) price, less the Midland, Texas location and transportation differentials at the time of sale. The primary term of Pioneer's marketing agreement with Plains Marketing L.P. expires in August 2017, and includes an additional reservation fee to secure firm transport. The contract will automatically extend in six month increments after expiration in August 2017 until either party gives six months advance written notice of non-renewal. The primary term of the marketing agreement between Pioneer and Occidental Energy Marketing expires in November 2015, after which time the contract will automatically extend on a month-to-month basis until either party gives 60 days advance written notice of non-renewal.
A limited number of companies purchase a majority of the Partnership's oil, NGLs and gas. The loss of a significant purchaser could have a material adverse effect on the Partnership's ability to sell its production.
In the event of a deterioration of the credit and capital markets, the Partnership may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under its current credit facility, which could hinder or prevent the Partnership from meeting its future capital needs.
As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets is higher than historical levels, with many lenders and institutional investors enacting tighter lending standards and limiting the amount of funding available to borrowers. If these trends continue, the Partnership could be unable to obtain adequate funding under its credit facility if (i) the Partnership's lending counterparties become unwilling or unable to meet their funding obligations or (ii) the amount the Partnership may borrow under its current credit facility is reduced as a result of lower oil, NGL or gas prices, declines in proved reserves, stricter lending requirements or regulations, or for other reasons. Due to these factors, the Partnership cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Partnership may be unable to implement its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

competitive pressures, any of which could have a material adverse effect on the Partnership's production, revenues and results of operations.
Declining general economic, business or industry conditions could have a material adverse effect on the Partnership's results of operations.
Concerns over the worldwide economic outlook, geopolitical issues, the availability and cost of credit, and the United States mortgage and real estate markets have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, resulted in a worldwide recession. While the worldwide economic outlook seems to be improving, concerns about global economic growth or government debt in the Eurozone or the United States could have a significant adverse effect on global financial markets and commodity prices. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish, which could depress the prices at which the Partnership can sell its oil, NGLs and gas and ultimately decrease the Partnership's net revenue and profitability.
The Partnership faces significant competition, and many of its competitors have resources in excess of the Partnership's available resources.
The oil and gas industry is highly competitive, including with respect to acquiring oil and gas assets, marketing oil and gas and securing equipment and trained personnel, and the Partnership competes with other companies that have greater resources. Many of the Partnership's competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than the Partnership's. Those companies may be able to develop and acquire more assets than the Partnership's financial or personnel resources permit. The Partnership's ability to acquire additional oil and gas assets in the future will depend on Pioneer's willingness and ability to evaluate and select suitable assets and the Partnership's ability to consummate transactions in a highly competitive environment. Many of the Partnership's larger competitors not only drill for and produce oil and gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and gas assets and evaluate, bid for and purchase a greater number of assets than the Partnership's financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and gas industry. These larger companies may also have a greater ability to absorb the burden of present and future federal, state, local and other laws and regulations. The Partnership's inability to compete effectively with larger companies could have a material adverse effect on its business activities, financial condition and results of operations.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership also is required to comply with certain financial covenants and ratios, such as a leverage ratio and a net present value of projected future cash flows from its oil and gas assets to total debt ratio. The Partnership's ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from its operations and events or circumstances beyond its control. If market or other economic conditions deteriorate, the Partnership's ability to comply with these covenants may be impaired. If the Partnership violates any of the restrictions, covenants, ratios or tests in its credit facility, its indebtedness may become immediately due and payable, its ability to make distributions may be inhibited and its lenders' commitment to make further loans to it may terminate. The Partnership might not have, or be able to obtain, sufficient funds to make these accelerated payments.
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
The Partnership is not fully insured against all risks. Pollution and similar environmental risks generally are not fully insurable either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance. Additionally, the Partnership may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Losses and liabilities from uninsured and underinsured events and a delay in the payment of insurance proceeds could adversely affect the Partnership's business, financial condition, results of operations and ability to make distributions to its unitholders. The Partnership is listed as a named insured on the insurance policies that Pioneer carries with respect to its own assets. Losses by Pioneer will erode the coverage levels under the policy, and if Pioneer sustains a catastrophic loss for which the coverage under the policy is entirely exhausted, the Partnership would not have coverage for its losses occurring prior to the time that the Partnership was able to obtain additional coverage.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. For example, during portions of the past year, oil and gas companies generally experienced increasing drilling and operating costs due to higher oil prices. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the Partnership's ability to drill wells and conduct operations. Any delay in the drilling of new wells or significant increase in drilling costs could reduce its future revenues and cash available for distribution. In addition, if the Partnership's derivatives limit the Partnership's ability to realize the benefit of higher commodities prices, the Partnership could experience higher costs without a commensurate increase in cash flows.
Exploration and development drilling involves risks and may not result in commercially productive reserves.
Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	restricted access to land for drilling or laying pipelines; and

•	access to, and the cost and availability of, the equipment, services and personnel required to complete the Partnership's drilling and completion activities.
Any future drilling activities by the Partnership may not be successful and, if unsuccessful, such failure could have an adverse effect on the Partnership's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.
The Partnership's business depends in part on gathering, transportation, storage, processing and fractionation facilities owned by Pioneer and others. Any limitation in the availability of those facilities could interfere with the Partnership's ability to market its oil, NGL and gas production and could harm its business.
The marketing of the Partnership's oil, NGL and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation and refining facilities, as well as the existence of adequate markets. The amount of oil, NGL and gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline, processing or fractionation facility interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. For example, substantially all of the Partnership's gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants. If either or both of these plants were to be shut down, the Partnership might be required to shut in production from the wells serviced by those plants. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, the Partnership is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system, pipeline, storage, processing or fractionation capacity could reduce the Partnership's ability to market its oil, NGL and gas production and harm its business.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The third parties on whom the Partnership relies for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting the Partnership's business.
The operations of the third parties on whom the Partnership relies for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes could affect the costs that the Partnership pays for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom the Partnership relies could have a material adverse effect on the Partnership's business, financial condition, results of operations and ability to make distributions to unitholders. See “Item 1. Business - Competition, Markets and Regulations” above for additional discussion regarding government regulation.
The nature of the Partnership's assets exposes it to significant costs and liabilities with respect to environmental and occupational safety matters.
The Partnership could incur significant costs and liabilities as a result of environmental and safety requirements applicable to its oil and gas activities. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including agency interpretations of the foregoing and governmental enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property could result from environmental and other impacts of the Partnership's operations.
Strict, joint and several liability may be imposed under certain environmental laws, which could cause the Partnership to become liable for the conduct of others or for consequences of its own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, its ability to make distributions to its unitholders could be adversely affected. See “Item 1. Business - Competition, Markets and Regulations- Environmental and occupational health and safety matters” above for additional discussion regarding government regulation.
Environmental laws and regulations are subject to amendment or replacement by more stringent laws and regulations, and no assurance can be given that continued compliance with existing or future environmental laws and regulations will not result in a curtailment of production, processing or fractionation activities, result in a material increase in costs or adversely affect the Partnership's future operations and financial condition. Pollution and similar environmental risks generally are not fully insurable either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance.
The adoption of climate change legislation by the U.S. Congress or regulation by the EPA could result in increased operating costs and reduced demand for the oil, NGLs and gas the Partnership produces.
In December 2009, the EPA officially published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under the CAA in 2010 establishing Title V and Prevention of Significant Deterioration permitting requirements for large sources of GHGs. The Partnership could become subject to these permitting requirements and be required to install "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that the Partnership may seek to construct in the future if they would otherwise emit large volumes of GHGs. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including certain oil and gas production facilities, which include certain of the Partnership's facilities. The Partnership is monitoring GHG emissions from its operations in accordance with these GHG emissions reporting rules and believes that its monitoring activities are in substantial compliance with applicable reporting obligations.
While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If the U.S. Congress

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on the Partnership's operations.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect the Partnership's business, any such future laws and regulations could require the Partnership to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and gas the Partnership produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Partnership's business, financial condition and results of operations. Also, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Partnership's financial condition and results of operations. See "Item 1. Business - Competition, Markets and Regulations - Environmental and occupational health and safety matters - Global warming and climate change" for additional discussion relating to global warming and climate change.
The enactment of derivatives legislation by the U.S. Congress could have an adverse effect on the Partnership's ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership, that participate in that market. The Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Act. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide derivative transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September 2012, although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of "swap," "security-based swap," "swap dealer" and "major swap participant." The Act and the CFTC rules also will require the Partnership, in connection with certain derivative activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require the Partnership to comply with margin requirements although these regulations are not finalized and their application to the Partnership is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Act and the CFTC rules on the Partnership and the timing of such effects. The Act also may require the counterparties to the Partnership's derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect the Partnership's available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Partnership encounters, reduce the Partnership's ability to monetize or restructure its existing derivative contracts, and increase the Partnership's exposure to less creditworthy counterparties. If the Partnership reduces its use of derivatives as a result of the Act and regulations implementing the Act, the Partnership's results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership's ability to plan for and fund capital expenditures or make distributions to unitholders. Finally, the Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Partnership's revenues could therefore be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Partnership, its financial condition, its results of operations and its ability to make distributions to unitholders.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect the Partnership's production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The Partnership routinely utilizes hydraulic fracturing techniques in the majority of its drilling and completion programs. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions; however, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the SDWA's Underground Injection Control Program and published draft permitting guidance in May 2012 addressing the performance of such activities. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and the agency currently projects to issue an Advance Notice of Proposed Rulemaking in May 2013 that would seek public input on the design and scope of such disclosure regulations. In August

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2012, the EPA published final rules under the CAA, which became effective October 15, 2012, that, among other things, require producers to reduce volatile organic compound emissions from certain subcategories of fractured and refractured gas wells for which well completion operations are being conducted by routing flowback emissions to a gathering line or capturing and combusting flowback emissions using a combustion device, such as a flare, until January 1, 2015 or performing reduced emission completions, also known as "green completions," with or without combustion devices, on or after January 1, 2015. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new federal level of legal restrictions relating to the hydraulic-fracturing process is adopted in areas where the Partnership currently or in the future plans to operate, the Partnership may incur additional costs to comply with such federal requirements that may be significant in nature, become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development or production activities.
Texas has adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, and well-construction requirements on hydraulic-fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the TRRC and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. The Partnership believes that it follows applicable standard industry practices and legal requirements for groundwater protection in its hydraulic fracturing activities. Nonetheless, in the event state or local restrictions are adopted in areas where the Partnership is currently conducting, or in the future plan to conduct operations, the Partnership may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps be limited or precluded in the drilling of wells or in the amounts that the Partnership is ultimately able to produce from its reserves.
Certain governmental reviews were recently conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress released by the agency on December 21, 2012 and a final report expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These studies, or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. See "Item 1. Business - Competition, Markets and Regulations - Environmental and occupational health and safety matters" above for additional discussion related to environmental risks associated with the Partnership's hydraulic fracturing activities.
Laws and regulations pertaining to threatened and endangered species could delay or restrict the Partnership's operations and cause it to incur substantial costs.
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, the CWA and CERCLA. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered or threatened under the ESA before completion of the agency's 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Partnership conducts operations could cause the Partnership to incur increased costs arising from species protection measures or could result in limitations on its drilling and production activities that could have an adverse effect on the Partnership's ability to develop and produce reserves.
The Partnership's business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
As an oil and gas producer, the Partnership faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the Partnership's facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected the Partnership's operations to increased risks that could have a material

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

adverse effect on the Partnership's business. In particular, the Partnership's implementation of various procedures and controls to monitor and mitigate security threats and to increase security for the Partnership's information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to the Partnership's operations and could have a material adverse effect on the Partnership's reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage the Partnership's reputation and lead to financial losses from remedial actions, loss of business or potential liability.
Risks Related to an Investment in the Partnership
The risks described in "Item 1A. Risk Factors - Risks Related to an Investment in the Partnership" are not the only risks related to an investment in the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership's business, financial condition or future results.
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
Pioneer owns a 52.4 percent limited partner interest in the Partnership, and Pioneer owns and controls the General Partner, which controls the Partnership. The directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to Pioneer. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner, including Pioneer. Conflicts of interest may arise between Pioneer and its affiliates, including the General Partner, on the one hand, and the Partnership, on the other hand. As a result of these conflicts, the directors and officers of the General Partner may favor the interests of the General Partner and the interests of its affiliates over the Partnership's interests. These potential conflicts include, among others, the following situations:

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership Agreement provides that the General Partner's fiduciary duties are limited and owed only to the Partnership, not to the Partnership's unitholders, and restricts the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duty.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

•	provides that in resolving a conflict of interest, the General Partner and its Conflicts Committee may consider:

◦	the relative interests of the parties involved and the benefits and burdens relating to such interest;

◦	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership);

◦	any customary or accepted industry practices and any customary or historical dealings with a particular person;

◦	any applicable engineering practices or GAAP;

◦	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and

◦	in the case of the Conflicts Committee only, such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances;

•
provides that any decision or action made or taken by the General Partner or its Conflicts Committee in good faith, including those involving a conflict of interest, will be conclusive and binding on all partners and will not be a breach of the Partnership Agreement or of any duty owed to the Partnership;

•
provides that in resolving conflicts of interest, it will be presumed that, in making its decision, the General Partner or its Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•
provides that the General Partner and its officers and directors will not be liable for monetary damages to the Partnership, the Partnership's limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the General Partner or those other persons acted in bad faith or engaged in fraud or willful misconduct, or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

By purchasing a common unit, a unitholder will become bound by the provisions of the Partnership Agreement, including the provisions described above, and a unitholder will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.
Unitholders have limited voting rights and are not entitled to elect the General Partner or its directors or initially remove the General Partner without its consent.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Unitholders who are not "Eligible Holders" may not be entitled to receive distributions or allocations of income or loss on their common units, and their common units could become subject to redemption.
In order to comply with U.S. laws with respect to the ownership of interests in oil and gas leases on United States federal lands, the Partnership Agreement allows the Partnership to adopt certain requirements regarding those investors who may own common units. As used in this Report, an "Eligible Holder" means a person or entity qualified to hold an interest in oil and gas leases on federal lands. As of the date hereof, Eligible Holder means: (1) a citizen of the United States; (2) a corporation organized under the laws of the United States or of any state thereof; (3) a public body, including a municipality; or (4) an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof. For the avoidance of doubt, onshore mineral leases on United States federal lands or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof. In the future, if the Partnership owns interests in oil and gas leases on United States federal lands, the General Partner may require unitholders to certify that they are an Eligible Holder. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder may run the risk of (1) if they have not delivered a required Eligible Holder Certification, having quarterly distributions on such units withheld or (2) having their units acquired by the Partnership at the lower of the purchase price of their units or the then current market price, as determined by the General Partner. The redemption price may be paid in cash or by delivery of an unsecured promissory note that shall be subordinated to the extent required by the terms of the Partnership's other indebtedness, as determined by the General Partner.
Unitholders may not have limited liability if a court finds that unitholder action constitutes control of the Partnership's business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law and currently conducts business only in Texas. Unitholders could have unlimited liability for the Partnership's obligations if a court or government agency determined that their right to act with other unitholders to remove or replace the General Partner, to approve some amendments to the Partnership Agreement or to take other actions under the Partnership Agreement constituted "control" of the Partnership's business.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Affiliates of the General Partner could sell common units in the public markets, which sales could have an adverse effect on the trading price of the common units.
Pioneer holds an aggregate of 18,721,200 common units, which is 52.4 percent of the outstanding common units. The sale of these units in the public markets could have an adverse effect on the price of the common units.
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
Tax Risks to Common Unitholders

The risks described in "Item 1A. Risk Factors - Tax Risks to Common Unitholders" are not the only tax risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership's business, financial condition or future results.
The Partnership's tax treatment depends on its status as a partnership for federal income tax purposes. If the Internal Revenue Service ("IRS") were to treat the Partnership as a corporation for federal income tax purposes, the Partnership's cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership's being treated as a partnership for federal income tax purposes. A publicly traded partnership such as the Partnership may be treated as a corporation for federal income tax purposes unless it satisfies a "qualifying income" requirement. Although the Partnership believes it is treated as a partnership rather than a corporation for such purposes, a change in the Partnership's business could cause the Partnership to be treated as a corporation for federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting the Partnership. If the Partnership were subject to federal income tax as a corporation, its cash available to pay distributions would be reduced and treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units.
The tax treatment of publicly traded partnerships or an investment in the Partnership could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in the Partnership's common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Such legislative proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. The Partnership is unable to predict whether any of these changes or other proposals will be introduced or will ultimately be enacted. Any such changes could negatively affect the value of an investment in the Partnership's common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership generally prorates its items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method the Partnership has adopted. If the IRS were to challenge this method or if new Treasury Regulations addressing these matters were issued, the Partnership could be required to change the allocation of items of income, gain, loss and deduction among the Partnership's unitholders.
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
If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder's allocable share of the Partnership's net taxable income decrease a unitholder's basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units the unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price it receives is less than its original cost. Furthermore, a substantial portion of the amount realized may be taxed as ordinary income due to potential recapture items, including depletion, depreciation and intangible drilling and development costs recapture. In addition, because the amount realized includes a unitholder's share of the Partnership's nonrecourse liabilities, if a unitholder sells its common units, it may incur a tax liability in excess of the amount of cash it receives from the sale.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The Partnership will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased, which could be challenged by the IRS.
To maintain the uniformity of the economic and tax characteristics of its common units, the Partnership has adopted depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to the Partnership's unitholders. For example, the Partnership does not amortize certain goodwill assets, the value of which has been attributed to certain of its outstanding common units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b) ("Section 743(b)"); however, because the Partnership cannot identify these units once they are traded by the initial holder, it does not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders reporting that they have a higher tax basis in their units than would be the case if the IRS strictly applied Treasury Regulations relating to these depreciation or amortization adjustments. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied those Treasury Regulations.
The IRS may challenge the manner in which the Partnership calculates its unitholder's basis adjustment under Section 743(b). If so, because the specific unitholders to which this issue relates cannot be identified, the IRS may assert adjustments to all unitholders selling units within the period under audit. A successful IRS challenge to this position or other positions the Partnership may take could adversely affect the amount of taxable income or loss allocated to its unitholders. It also could affect the gain from a unitholder's sale of common units or result in audit adjustments to the Partnership's unitholders' tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative effect on the value of the Partnership's common units.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of the Partnership's income, gain, loss or deduction with respect to those units may not be reportable by a unitholder and any cash distributions it receives as to those units may be fully taxable as ordinary income. To avoid the risks associated with a loan to a short seller, unitholders should consider modifying any applicable brokerage account agreements to prohibit their broker from borrowing their units.
The Partnership has adopted certain valuation methodologies for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When the Partnership issues additional units or engages in certain other transactions, it will determine the fair market value of its assets and allocate any unrealized gain or loss attributable to its assets to the capital accounts of the unitholders and the general partner. This methodology may be viewed as understating the value of the Partnership's assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under the Partnership's valuation methods, subsequent purchasers of common units may have a greater portion of their Section 743(b) adjustment allocated to the Partnership's tangible assets and a lesser portion allocated to its intangible assets. The IRS may challenge these valuation methods, or the Partnership's allocation of the Section 743(b) adjustment attributable to its tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between the general partner and certain of the unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to the Partnership's unitholders. It also could affect the amount of taxable gain from the Partnership's unitholders' sale of common units and could have a negative effect on the value of the common units or result in audit adjustments to the unitholders' tax returns without the benefit of additional deductions.
The sale or exchange of 50 percent or more of the Partnership's capital and profits interests during any twelve-month period will result in the termination of the Partnership for federal income tax purposes.
The Partnership will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in the Partnership's capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest will be counted only once. The

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Partnership's termination would, among other things, result in the closing of the Partnership's taxable year for all unitholders, which would result in the Partnership filing two tax returns (and unitholders receiving two Schedule K-1's) for one fiscal year. The Partnership's termination could also result in a deferral of depreciation deductions allowable in computing its taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of the Partnership's taxable year may also result in more than twelve months of the Partnership's taxable income or loss being includable in the unitholder's taxable income for the year of termination. Under current law, the Partnership's termination would not affect its classification as a partnership for federal income tax purposes, but instead, the Partnership would be treated as a new partnership for tax purposes. If treated as a new partnership, the Partnership must make new tax elections and could be subject to penalties if the Partnership is unable to determine that a termination occurred. Under an IRS relief procedure, if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 for the tax years in which the technical termination occurs.
A unitholder could become subject to state and local taxes and return filing requirements in some of the states in which the Partnership may in the future operate.
In addition to federal income taxes, a unitholder could become subject to state and local taxes that are imposed by various jurisdictions in which the Partnership extends its business or acquires assets even if the unitholder does not live in any of those jurisdictions. The Partnership currently owns assets and does business only in Texas. Texas does not currently impose a personal income tax on individuals but it does impose an entity level tax (to which the Partnership is subject) on corporations and other entities. As the Partnership makes acquisitions or expands its business, the Partnership could own assets or conduct business in additional states (such as New Mexico) that impose a personal income tax, and in that case a unitholder could be required to file state and local income tax returns and pay state and local taxes or face penalties if it fails to do so. It is the unitholder's responsibility to file all U.S. federal, foreign, state and local tax returns applicable to it in its particular circumstances.
Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
In recent years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas companies. Such tax legislation changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of these or similar changes will be proposed in the future and, if enacted, how soon any such changes could become effective. The passage of any future legislation in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could increase the taxable income allocable to the unitholders and negatively affect the value of an investment in the common units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Partnership's proved reserves as of December 31, 2012, 2011 and 2010 represents evaluations prepared by Pioneer's reservoir engineers. Netherland, Sewell & Associates, Inc. ("NSAI") audited all of the Partnership's proved reserves as of December 31, 2012, 2011 and 2010. The Partnership has no oil and gas reserves from non-traditional sources.
Reserve estimation procedures. Pioneer has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation reporting processes by Pioneer's Worldwide Reserves Group (the "WWR") and annual external audits of all of the Partnership's proved reserves by NSAI.
Individual asset teams are responsible for the day-to-day management of the oil and gas activities in each of Pioneer's operating areas. Pioneer's Permian asset team (the "Asset Team") is staffed with reservoir engineers and geoscientists who prepare reserve estimates for the Permian assets at the end of each calendar quarter using reservoir engineering information technology. There is shared oversight of the Asset Team's reservoir engineers by the Asset Team's managers and the Director of the WWR, each of whom is in turn subject to direct or indirect oversight by Pioneer's management committee ("MC"). Pioneer's

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

MC is comprised of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other Executive Vice Presidents. The Asset Team's reserve estimates are reviewed by the Asset Team reservoir engineers before being submitted to the WWR for further review.
The reserve estimates are summarized in reserve reconciliations that quantify reserve changes since the previous year end, if any, by revisions of previous estimates, purchases of minerals-in-place, extensions and discoveries, improved recovery, production and sales of minerals-in-place. All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by the WWR in consultation with Pioneer's accounting and financial management personnel. Annually, the MC reviews the consolidated reserves estimates and any differences with NSAI before the estimates are approved. The engineers and geoscientists who participate in the reserves estimation and disclosure process periodically attend training on SEC and GAAP oil and gas reserves estimation and reporting standards provided by external consultants and/or through internal Pioneer programs. Additionally, the WWR has prepared and maintains written policies and guidelines for the Asset Team to reference on reserve estimation and preparation to promote objectivity in the preparation of the Partnership's reserve estimates and SEC and GAAP compliance in the reserve estimation and reporting process.

NSAI follows the general principles set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information" promulgated by the Society of Petroleum Engineers (the "SPE"). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE's definition of a reserve audit includes the following concepts:

•
A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in conformity with the 2007 SPE publication entitled "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information."

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

•
The methods and procedures used by a company, and the reserve information furnished by a company, must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditors to prepare their own estimates of reserve information for the audited properties.

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
In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of the Partnership's proved reserves and the pre-tax present value of such reserves discounted at ten percent. NSAI reviewed its audit differences with Pioneer, and, in a number of cases, held meetings with Pioneer to review additional reserves work performed by the technical teams and any updated performance data related to the proved reserve differences. Such data was incorporated, as appropriate, by both parties into the proved reserve estimates. NSAI's estimates, including any adjustments resulting from additional data, of those proved reserves and the pre-tax present value of such reserves discounted at ten percent did not differ from Pioneer's estimates by more than ten percent in the aggregate. However, when compared on a lease-by-lease basis, some of Pioneer's estimates were greater than those of NSAI and some were less than the estimates of NSAI. When such differences do not exceed ten percent in the aggregate and NSAI is satisfied that the proved reserves and pre-tax present value of such reserves discounted at ten percent are reasonable and that its audit objectives have been met, NSAI will issue an unqualified audit opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analyses by Pioneer and NSAI. At the conclusion of the audit process, it was NSAI's opinion, as set forth in its audit letter, which is included as an exhibit to this Report, that Pioneer's estimates of the Partnership's proved oil and gas reserves and associated pre-tax future net revenues discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

See "Item 1A. Risk Factors," "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" for additional discussions regarding proved reserves and their related cash flows.
Qualifications of reserves preparers and auditors. The WWR is staffed by petroleum engineers and geoscientists with extensive industry experience and is managed by Pioneer's Director of the WWR, the technical person that is primarily responsible for overseeing proved reserve estimates for Pioneer.  These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information." The WWR Director's qualifications include 35 years of experience as a petroleum engineer, with 28 years focused on reserves reporting for independent oil and gas companies, including Pioneer. His educational background includes an undergraduate degree in Chemical Engineering and a Masters of Business Administration degree in Finance. He is also a Chartered Financial Analyst.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Partnership's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 34 years of practical experience in petroleum engineering, including 33 years experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training, and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information."
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
In the context of reserves estimations, reasonable certainty means a high degree of confidence that the quantities will be recovered and reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonable certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating proved reserves, Pioneer uses several different traditional methods such as performance-based methods, volumetric-based methods and analogy with similar properties. In addition, Pioneer utilizes additional technical analysis such as seismic interpretation, wireline formation tests, geophysical logs and core data to provide incremental support for more complex reservoirs. Information from this incremental support is combined with the traditional technologies outlined above to enhance the certainty of the Partnership's proved reserve estimates.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Proved reserves. The following table provides information regarding the Partnership's proved reserves and Standardized Measure as of December 31, 2012, 2011 and 2010:

Summary of Proved Oil and Gas Reserves as of December 31
Based on Average Twelve Month Prices
	Proved Reserve Volumes					Standardized Measure
	Oil (MBBLs)	NGLs (MBBLs)	Gas (MMCF)	MBOE	%
						(in thousands)
December 31, 2012
Developed	25,276	9,569	35,911	40,830	83%	$552,711
Undeveloped	5,549	1,876	6,956	8,585	17%	41,883
Total Proved	30,825	11,445	42,867	49,415		$594,594

December 31, 2011
Developed	24,933	10,081	38,939	41,503	82%	$704,337
Undeveloped	6,092	1,908	7,370	9,229	18%	92,243
Total Proved	31,025	11,989	46,309	50,732		$796,580

December 31, 2010
Developed	23,682	9,966	39,032	40,153	77%	$502,133
Undeveloped	7,515	2,546	10,567	11,822	23%	61,633
Total Proved	31,197	12,512	49,599	51,975		$563,766

See the "Unaudited Supplementary Information" included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's proved developed and proved undeveloped reserves and Standardized Measure.
Description of Properties
Currently, the Partnership's oil and gas properties consist only of non-operated working interests in proved and unproved oil and gas properties in the Spraberry field in the Permian Basin area of West Texas, all of which are operated by Pioneer, including 2,408 producing wells. The Partnership's interest in 972 of these wells is limited to only those rights that are necessary to produce hydrocarbons from those particular wellbores, and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates.
All of the Partnership's proved reserves at December 31, 2012 were located in the Spraberry field. According to the Energy Information Administration, the Spraberry field is the second largest oil field in the United States. The field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 BTU. The oil and gas are produced primarily from four formations, the upper and lower Spraberry, the Dean and the Wolfcamp, at depths ranging from 6,700 feet to 11,300 feet. During 2012, virtually all of the Partnership wells were completed through the Wolfcamp, with a majority including the deeper Strawn and Atoka formations. Approximately 85 percent and 70 percent of the Partnership's acreage position has Strawn and Atoka potential, respectively.
The Partnership believes the Spraberry field offers excellent opportunities to grow oil and gas production because of the resource potential in the field and the Partnership's numerous undeveloped drilling opportunities in the field. The Partnership also believes it has the ability to improve incremental recovery rates through infill drilling, deeper formation drilling and, based upon recent industry activity in the area, potentially horizontal drilling in certain formations where the Partnership has leasehold ownership rights (excluding areas where the Partnership only has wellbore assignments), while containing operating expenses and drilling costs as a result of economies of scale provided by Pioneer as operator of the properties. While the Partnership believes its acreage has horizontal Wolfcamp Shale potential, the ultimate outcome and impact to the Partnership of this potential cannot be predicted at this time.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

During 2012, the Partnership drilled 44 wells and recompleted an additional five wells. During 2013, the Partnership plans to drill approximately 50 wells with a three-rig drilling program at an estimated net cost, including facility connections, of $120 million.
Selected Oil and Gas Information
The following tables set forth selected oil and gas information for the Partnership's properties as of and for each of the years ended December 31, 2012, 2011 and 2010. Because of normal production declines and drilling activities, the historical information presented below should not be interpreted as being indicative of future results.
Production, production prices and production costs data. The price that the Partnership receives for the oil and gas produced is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Partnership expects that volatility to continue in the future. A substantial or extended decline in oil or gas prices or poor drilling results could have a material adverse effect on the Partnership's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Partnership's ability to access capital markets.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following tables set forth production, price and cost data with respect to the Partnership's properties for the years ended December 31, 2012, 2011 and 2010. All of the Partnership's properties are located in the Spraberry field in West Texas. These amounts represent the Partnership's historical results without making pro forma adjustments for any drilling activity that occurred during the respective years.

	Year Ended December 31,
	2012	2011	2010
Production information:
Annual sales volumes:
Oil (MBBLS)	1,829	1,571	1,425
NGLs (MBBLS)	508	567	587
Gas (MMCF)	2,472	2,376	2,181
Total (MBOE)	2,749	2,534	2,375
Average daily sales volumes:
Oil (BBLS)	4,998	4,305	3,903
NGLs (BBLS)	1,388	1,553	1,608
Gas (MCF)	6,753	6,509	5,975
Total (BOE)	7,512	6,943	6,507
Average prices, including hedge results (a):
Oil (per BBL)	$89.18	$115.41	$103.60
NGL (per BBL)	$32.78	$42.74	$44.31
Gas (per MCF)	$2.45	$3.28	$4.66
Revenue (per BOE)	$67.60	$84.20	$77.37
Average prices, excluding hedge results:
Oil (per BBL)	$89.18	$92.19	$77.56
NGL (per BBL)	$32.78	$42.74	$32.91
Gas (per MCF)	$2.45	$3.28	$3.33
Revenue (per BOE)	$67.60	$69.80	$57.72
Average costs (per BOE):
Production costs:
Lease operating	$16.46	$13.75	$14.24
Workover	1.69	1.42	1.90
Total production costs	$18.15	$15.17	$16.14
Production taxes:
Ad valorem	$2.47	$1.93	$2.15
Production	3.32	3.51	2.96
Total production taxes	$5.79	$5.44	$5.11
Depletion expense	$8.02	$6.13	$5.30
__________

(a)
Hedge results for the years ended December 31, 2011 and 2010 represent the transfer to oil and gas revenues of net deferred hedge gains included in accumulated other comprehensive income as of the date the Partnership discontinued hedge accounting.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Productive wells. Productive wells consist of producing wells and wells capable of production, including shut-in wells and gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. One or more completions in the same wellbore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 2012, the Partnership had no multiple completion wells. The following table sets forth the number of productive oil and gas wells attributable to the Partnership's properties as of December 31, 2012, 2011 and 2010:
PRODUCTIVE WELLS

	Gross Productive Wells			Net Productive Wells
	Oil	Gas	Total	Oil	Gas	Total
As of December 31, 2012	2,408	—	2,408	1,032	—	1,032
As of December 31, 2011 (a)	2,432	—	2,432	1,012	—	1,012
As of December 31, 2010	1,116	—	1,116	985	—	985
  __________

(a)
During 2011, the Partnership purchased minimal working interests in 1,270 gross producing wells (two net wells) in certain units in the Spraberry field, which decreased the net wells to gross wells ratio when compared to prior periods.

Leasehold acreage. The following table sets forth information about the Partnership's developed and undeveloped leasehold acreage as of December 31, 2012:
LEASEHOLD ACREAGE

	Developed Acreage		Undeveloped Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
Spraberry field	27,173	14,198	3,063	2,885
The following table sets forth the expiration dates of the leases on the Partnership's gross and net undeveloped acres as of December 31, 2012:

	Acres Expiring (a)
	Gross	Net
2014	2,413	2,273
2015	650	612
	3,063	2,885
 __________

(a)	Acres expiring are based on contractual lease maturities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Drilling activities. The following table sets forth the number of gross and net wells drilled by the Partnership during 2012, 2011 and 2010 that were productive or dry holes. This information should not be considered indicative of future performance, nor should it be assumed there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Partnership of productive wells compared to the costs of dry holes.
DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Productive wells: (a)
Development	42	44	28	40	42	27
Exploratory	—	—	—	—	—	—
Dry holes:
Development	2	1	—	2	1	—
Exploratory	—	—	—	—	—	—
Total	44	45	28	42	43	27
 __________

(a)
As of December 31, 2012, drilling on nine gross wells (nine net wells) was in progress. The Partnership had eight gross wells (eight net wells) upon which drilling was in progress as of December 31, 2011 and 18 gross wells (18 net wells) upon which drilling was in progress as of December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS
Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership is not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Partnership's common units are listed and traded on the NYSE under the symbol "PSE." The Board of Directors of the General Partner declared distributions to unitholders totaling $2.07 per unit during 2012. On January 22, 2013, the Board of Directors of the General Partner declared a $0.52 per unit distribution payable on February 11, 2013 to unitholders of record on February 4, 2013.
The following table sets forth quarterly high and low prices of the Partnership's common units and distributions declared per unit for the years ended December 31, 2012 and 2011:

	High	Low	Distributions Declared Per Unit
Year ended December 31, 2012
Fourth quarter	$26.98	$20.63	$0.52
Third quarter	$26.82	$24.19	$0.52
Second quarter	$28.60	$24.59	$0.52
First quarter	$28.07	$25.43	$0.51
Year ended December 31, 2011
Fourth quarter	$31.73	$21.34	$0.51
Third quarter	$32.72	$24.17	$0.51
Second quarter	$35.87	$26.21	$0.51
First quarter	$34.79	$28.22	$0.50
On March 12, 2013, the last reported sales price of the Partnership's common units, as reported in the NYSE composite transactions, was $22.99 per unit.
As of March 12, 2013, the Partnership's common units were held by 16 holders of record. This number does not include owners for whom common units may be held in "street" name.
During the fourth quarter of 2012, the Partnership did not repurchase any common units nor did the Partnership make any unregistered sales of any common units.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the five years ended December 31, 2012 for the Partnership should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2012	2011	2010	2009 (a)	2008 (a)
	(in thousands, except per unit data)
Statements of Operations Data:
Revenues:
Oil and gas (b)	$185,848	$213,362	$183,758	$168,717	$193,394
Interest and other	—	2	—	210	192
Derivative gains (losses), net (b)	22,438	(11,725)	(5,431)	(78,265)	—
	208,286	201,639	178,327	90,662	193,586
Costs and expenses:
Oil and gas production (c)	49,908	38,427	38,334	34,749	38,807
Production and ad valorem taxes	15,915	13,784	12,119	9,547	14,213
Depletion, depreciation and amortization	22,044	15,534	12,577	13,016	11,582
General and administrative	7,416	7,222	6,330	4,790	6,227
Accretion of discount on asset retirement obligations	758	913	546	484	144
Interest	2,187	1,605	1,543	1,160	621
Other, net	1,158	—	—	549	890
	99,386	77,485	71,449	64,295	72,484
Income before income taxes	108,900	124,154	106,878	26,367	121,102
Income tax provision	(1,337)	(1,338)	(1,045)	(46)	(1,326)
Net income	$107,563	$122,816	$105,833	$26,321	$119,776
Allocation of net income:
Net income (loss) applicable to the Partnership Predecessor	$—	$—	$—	$(1,598)	$59,038
Net income applicable to the Partnership	107,563	122,816	105,833	27,919	60,738
Net income	$107,563	$122,816	$105,833	$26,321	$119,776
Allocation of net income applicable to the Partnership:
General partner’s interest	$108	$123	$106	$28	$61
Limited partners’ interest	107,179	122,466	105,649	27,891	60,677
Unvested participating securities’ interest	276	227	78	—	—
Net income applicable to the Partnership	$107,563	$122,816	$105,833	$27,919	$60,738
Net income per common unit - basic and diluted	$3.00	$3.68	$3.19	$0.92	$2.02
Weighted average common units outstanding – basic and diluted	35,714	33,249	33,114	30,399	30,009
Distributions declared per common unit	$2.07	$2.03	$2.00	$2.00	$0.81
Balance Sheet Data (as of December 31):
Total assets	$430,889	$326,727	$280,060	$256,638	$367,164
Long-term debt	$126,000	$32,000	$81,200	$67,000	$—
Partners' equity	$261,633	$227,206	$134,745	$141,273	$347,831
__________

(a)
In May 2008, the Partnership completed its initial public offering of 9,487,500 common units representing limited partnership interests (the "2008 Offering"). To effect the 2008 Offering, Pioneer contributed a portion of its ownership of a subsidiary which owned interests in oil and gas properties located in the Spraberry field and sold to the Partnership its remaining ownership interest in the subsidiary. During August 2009, the Partnership acquired certain additional oil and gas property interests in the Spraberry field from Pioneer that, together with the property interests conveyed to the Partnership in 2008 (the "Conveyed Interests"), represented transactions between entities under common control and are reported in the Partnership's financial statements similar to a pooling of interests. The Partnership's statements of operations for the years ended December 31, 2009 and 2008 include the results of operations of the Conveyed Interests (being the results of operations of the "Partnership Predecessor") prior to their ownership by the Partnership.

(b)
Oil and gas revenues for 2012, 2011, 2010, 2009 and 2008 include net commodity hedge gains of nil, $36.5 million, $46.7 million, $71.0 million and $14.6 million, respectively. Effective February 1, 2009, the Partnership discontinued hedge accounting for its derivative contracts and began using the mark-to-market method of accounting for derivatives. The Partnership's derivative losses, net for 2011, 2010 and 2009 have been reclassified to conform to the 2012 presentation. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Notes B and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the Partnership's derivative contracts and associated accounting methods.

(c)
Historical oil and gas production costs associated with the Conveyed Interests includes the direct internal costs of Pioneer to operate the properties for periods presented prior to their ownership by the Partnership. The oil and gas production costs of the properties after they were acquired by the Partnership includes COPAS fees.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial and Operating Performance
Highlights of the Partnership's financial and operating performance for 2012 include:

•
Net income decreased to $107.6 million ($3.00 per common unit) in 2012 from $122.8 million ($3.68 per common unit) in 2011. The decrease in 2012 earnings as compared to 2011 is primarily attributable to:

◦
a $27.5 million decrease in oil and gas sales as a result of 23 percent, 23 percent and 25 percent decreases in average reported oil, NGL and gas prices, respectively, which more than offset an eight percent increase in sales volumes on a BOE basis;

◦	an $11.5 million increase in oil and gas production costs as a result of higher saltwater disposal, labor and repair and maintenance costs; and

◦
a $6.5 million increase in depreciation, depletion and amortization expense attributable primarily to production volume increases from the Partnership's successful drilling program; partially offset by

◦	a $34.2 million increase in net derivative income in 2012 as compared to 2011.

•	Placing 42 wells on production during 2012.

•
Daily sales volumes increased eight percent to 7,512 BOEPD in 2012, as compared to 6,943 BOEPD for 2011, primarily due to incremental production volumes from wells drilled as part of the Partnership's three-rig drilling program.

•
Average reported oil, NGL and gas sales prices decreased to $89.18 per BBL, $32.78 per BBL and $2.45 per MCF, respectively, during 2012, as compared to $115.41 per BBL, $42.74 per BBL and $3.28 per MCF, respectively, during 2011. The decrease in average reported oil price during 2012, as compared to 2011, was significantly impacted by a $36.5 million decrease in oil hedge gains during 2012. See "Results of Operations - Oil and gas revenues" for more information about the Partnership's commodity hedge gains and losses.

•
Average oil and gas production costs per BOE increased to $18.15 in 2012, as compared to $15.17 in 2011, primarily due to increases in salt water disposal costs (primarily comprised of salt water hauling fees), labor charges and repair and maintenance activity.

•	Net cash provided by operating activities decreased by 16 percent to $99.2 million in 2012, as compared to $117.7 million reported for 2011.
First Quarter 2013 Outlook
Based on current estimates, the Partnership expects that production will average 7,400 BOEPD to 7,900 BOEPD.
First quarter production costs (including production and ad valorem taxes) are expected to average $23.50 to $26.50 per BOE, based on current NYMEX strip prices for oil and gas. Depletion, depreciation and amortization expense is expected to average $9.00 to $10.00 per BOE.
General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $700 thousand to $1.0 million and accretion of discount on asset retirement obligations is expected to be nominal.
The Partnership's income tax rate is expected to be approximately one percent of earnings before income taxes as a result of the Partnership's operations being subject to the Texas Margin tax.
Acquisitions
During 2012, Pioneer entered into agreements with an unaffiliated third party to lease 5,223 acres in Midland County in West Texas to allow Pioneer to explore, develop and produce oil and gas from the properties, of which 4,263 acres have been or are expected to be assigned to the Partnership. In October 2012, Pioneer entered into leases under these agreements for 3,063 acres and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for a payment to Pioneer of $6.3 million, representing a pro rata share of Pioneer's acquisition cost. Pioneer and the Partnership have also agreed that Pioneer will assign to the Partnership an undivided 94 percent of Pioneer's interest in the remaining acreage upon the completion of Pioneer's acquisition on the same terms, consideration for which is expected to total $2.5 million, net to the Partnership. The Partnership recorded $606 thousand of proved leasehold carrying value and $5.7 million of unproved leasehold carrying value attributable to the acquisition. The acquisition includes all depths associated with the acreage and future wells are expected to be completed in

Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. The acreage also has horizontal Wolfcamp Shale potential, although the ultimate outcome and impact to the Partnership of this potential cannot be predicted at this time. There was no existing production on this acreage; however, the Partnership plans to drill approximately 25 wells on the acreage during 2013. See Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's acquisition.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $185.8 million, $213.4 million and $183.8 million during 2012, 2011 and 2010, respectively.
The decrease in revenue during 2012, as compared to 2011, was primarily due to decreases in average reported oil, NGL and gas sales prices of 23 percent, 23 percent and 25 percent, respectively, offset by increases in average daily sales volumes for oil and gas of 16 percent and four percent, respectively. The increase in average daily sales volumes of oil and gas was primarily due to incremental production from 42 new wells being placed on production during 2012. Production growth for 2012, as compared to 2011, was negatively impacted by gas processing capacity limitations in the Spraberry field as a result of the industry wet gas production growing faster than anticipated. The gas processing capacity limitations resulted in reduced recoveries of ethane, negatively impacting average 2012 sales volumes by approximately 215 BOEPD. New Spraberry field gas processing facilities are being built and are expected to be operational in April of 2013.
The increase in revenue during 2011, as compared to 2010, was primarily due to increases in average daily sales volumes of oil and gas and an increase in oil commodity prices, offset by a decrease in average daily sales volumes of NGLs. Average daily sales volumes for oil and gas for 2011 increased 10 percent and nine percent, respectively, as compared to 2010. The increase in average daily sales volumes of oil and gas was primarily due to the successful results from the Partnership's drilling program with 44 new wells placed on production during 2011 as compared to 28 wells placed on production during 2010. The decrease in average daily sales volumes for NGLs was primarily due to ethane being rejected (left in the gas stream) for a portion of 2011 due to NGL pipeline takeaway capacity limitations. Average reported oil prices for 2011 increased by 11 percent, as compared to the average 2010 reported prices.
The following table provides average daily sales volumes for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Oil (BBLS)	4,998	4,305	3,903
NGLs (BBLS)	1,388	1,553	1,608
Gas (MCF)	6,753	6,509	5,975
Total (BOE)	7,512	6,943	6,507
The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Average reported prices:
Oil (per BBL)	$89.18	$115.41	$103.60
NGL (per BBL)	$32.78	$42.74	$44.31
Gas (per MCF)	$2.45	$3.28	$4.66
Total (per BOE)	$67.60	$84.20	$77.37
Average realized prices:
Oil (per BBL)	$89.18	$92.19	$77.56
NGL (per BBL)	$32.78	$42.74	$32.91
Gas (per MCF)	$2.45	$3.28	$3.33
Total (per BOE)	$67.60	$69.80	$57.72

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Effective January 1, 2012, the Partnership had no remaining deferred commodity hedge gains or losses to transfer to oil, NGL or gas sales. Accordingly, the Partnership's average reported prices subsequent to December 31, 2011 do not include any effects from hedging activities. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. See Notes B, C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for more information about the Partnership's derivative contracts.
Derivative gains (losses), net. The Partnership generally utilizes commodity swap contracts, collar contracts and collar contracts with short puts in order to (i) reduce the effect of price volatility on the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions. Since February 1, 2009, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur.
Fluctuations in commodity prices during 2012, 2011 and 2010 have impacted the fair value of the Partnership's derivative instruments and resulted in net derivative gains of $22.4 million in 2012, and net derivative losses of $11.7 million and $5.4 million in 2011 and 2010, respectively. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about market risk and the types of derivative transactions in which the Partnership participates.
Oil and gas production costs. The Partnership's oil and gas production costs totaled $49.9 million, $38.4 million and $38.3 million during 2012, 2011 and 2010, respectively. Total production costs per BOE increased during 2012 by 20 percent as compared to 2011. The increase in 2012 production costs per BOE is primarily due to the following:
•a $0.91 per BOE increase in salt water disposal costs, principally a result of higher salt water hauling fees;
•a $0.63 per BOE increase in labor charges; and
•higher repair and maintenance costs of $0.62 per BOE.
Total production costs per BOE decreased during 2011 by six percent as compared to 2010. The decrease in production costs per BOE is primarily due to the following:
•a $0.31 per BOE decrease in repair and maintenance costs; and
•a $0.48 per BOE decrease in workover costs.
The following table provides the components of the Partnership's production costs per BOE for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Lease operating expenses	$16.46	$13.75	$14.24
Workover costs	1.69	1.42	1.90
Total production costs	$18.15	$15.17	$16.14

Production and ad valorem taxes. The Partnership recorded production and ad valorem taxes of $15.9 million, $13.8 million and $12.1 million during 2012, 2011 and 2010, respectively. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During 2012, the Partnership's production taxes per BOE decreased five percent and ad valorem taxes per BOE increased 28 percent resulting in a combined increase of six percent, as compared to 2011. The increase in 2012 ad valorem tax is due to higher 2011 realized commodity prices over 2010 realized commodity prices. The decrease in 2012 production taxes is primarily due to lower 2012 realized commodity prices compared to 2011 realized commodity prices.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides the components of the Partnership's total production and ad valorem taxes per BOE for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Ad valorem taxes	$2.47	$1.93	$2.15
Production taxes	3.32	3.51	2.96
Total production and ad valorem taxes	$5.79	$5.44	$5.11
Depletion, depreciation and amortization expense. The Partnership recorded depletion expense per BOE of $8.02, $6.13 and $5.30 for 2012, 2011 and 2010, respectively. During 2012, the increase in per BOE depletion expense is primarily due to an increase in the Partnership's oil and gas property basis as a result of the Partnership's three-rig drilling program and negative price revisions to proved reserves as a result of lower average first-day-of-the-month oil and NGL prices during the twelve month period ending on December 31, 2012, which had the effect of decreasing the economic lives of proved properties. During 2011, the increase in the per BOE depletion expense is primarily due to an increase in the Partnership's oil and gas property basis as a result of the Partnership's drilling program, partially offset by positive price revisions to proved reserves as a result of higher average first-day-of-the-month oil and NGL prices during the twelve month period ending on December 31, 2011, which had the effect at that time of extending the economic lives of proved properties.
General and administrative expense. General and administrative expense totaled $7.4 million, $7.2 million and $6.3 million during 2012, 2011 and 2010, respectively. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer agreed to perform administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Pursuant to this agreement a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services.
The three percent increase in general and administrative expense for 2012, as compared to 2011, is primarily due to an eight percent increase in the Partnership's sales volumes, partially offset by a six percent decrease in the Partnership's general and administrative expense allocation rate. The increase in general and administrative expense for 2011, as compared to 2010, was primarily due to a six percent increase in the general and administrative expense allocation rate and a seven percent increase in the Partnership's sales volumes. Based on the methodology in the administrative services agreement, the per-BOE rates can fluctuate as a result of year-to-year changes in Pioneer's drilling activity in the United States (including the Partnership's drilling program) and changes in total general and administrative expense attributable to Pioneer's United States operations (excluding Alaska). See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" for additional information regarding the general and administrative expense allocations to the Partnership.
Interest expense. Interest expense totaled $2.2 million for 2012, as compared to $1.6 million for 2011 and $1.5 million for 2010. Interest expense increased during 2012, as compared to 2011, primarily due to increases in both the interest rate and commitment fee rate under the Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") entered into in March 2012. For 2012 and 2011, the Partnership's weighted average debt outstanding was $71.2 million and $89.4 million, respectively. The 2012 increase in the interest rate (75 basis points) and unused commitment fee rate (10 basis points), more than offset the $18.2 million decrease in the weighted average debt outstanding from 2011 to 2012. The Partnership had outstanding borrowings of $126.0 million as of December 31, 2012. Interest expense increased during 2011, as compared to 2010, due to increased borrowings under the Partnership's credit facility to fund a portion of the Partnership's drilling program. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Partnership's long-term debt and interest expense.
Other expense. The Partnership recorded other expense of $1.2 million for 2012, as compared to nil for 2011 and 2010. For 2012, other expense is comprised of $961 thousand in costs for remediation of two salt water disposal pipeline leaks and a $197 thousand charge associated with the amendment to the Partnership's credit facility.
Income tax provision. The Partnership recognized income tax provisions of $1.3 million, $1.3 million and $1.0 million during 2012, 2011 and 2010, respectively. The Partnership's tax is reflective of the Texas Margin tax. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's income taxes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Partnership's primary cash funding needs will be for drilling expenditures, acquisitions and unitholder distributions. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, or external financing sources as discussed in "Capital resources" below. Although the Partnership expects that these sources of funding will be adequate to fund capital expenditures and dividend/distribution payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
The Partnership placed 42 new wells on production and recompleted five wells in 2012, with nine wells still in progress, two of which were in the process of being drilled, at December 31, 2012. During 2013, the Partnership plans to drill approximately 50 wells with a three-rig drilling program at an estimated net cost, including facility connections, of $120 million. The Partnership's 2013 capital expenditure forecast reflects the savings expected by Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under the Credit Facility will be adequate to fund capital expenditures and planned unitholder distributions, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
During October 2012, the Partnership acquired a 94 percent working interest in 3,063 acres in Midland County in West Texas from Pioneer for $6.3 million. The acquisition includes all depths associated with the acreage and future wells are expected to be completed in Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. The acreage also has horizontal Wolfcamp Shale potential, although the ultimate outcome and impact to the Partnership of this potential cannot be predicted at this time. There is no existing production on this acreage. See "Acquisitions" and Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about this acquisition.
The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins that allow the Partnership to sustain its level of distributions to unitholders over time. Accordingly, the Partnership is currently reserving a portion of its cash flow to drill its undeveloped locations in order to maintain and grow its production and cash flow. In the future, the Partnership may use its reserved cash flow for acquisitions of producing properties or undeveloped properties that can be developed to maintain and grow the Partnership's production and cash flow. The Partnership has adopted a cash distribution policy pursuant to which it intends to declare distributions of $0.52 per unit per quarter, or $2.08 per unit per year, to be paid no later than 45 days after the end of each fiscal quarter. The distribution for the fourth quarter of 2012 of $0.52 per unit was declared by the Board of Directors of the General Partner on January 22, 2013 and was paid on February 11, 2013 to unitholders of record on February 4, 2013.
Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during 2012, 2011 and 2010 totaled $117.5 million, $72.7 million and $45.3 million, respectively. Additions to oil and gas properties during 2012 reflect expenditures associated with the Partnership's three-rig drilling program, acquisitions of interests in producing properties of $1.1 million and acquisitions of interests in unproved properties of $5.7 million. The Partnership's expenditures for additions to oil and gas properties for 2012, 2011 and 2010 were funded by net cash provided by operating activities and borrowings under the Partnership's credit facilities.
Contractual obligations, including off-balance sheet obligations. As of December 31, 2012, the Partnership's contractual obligations included Credit Facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under the Credit Facility were $126.0 million at December 31, 2012. As of December 31, 2012, the Partnership's derivative instruments represented assets of $11.8 million and liabilities of $13.5 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted physical commodity sales. See Notes C, D and E of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and Credit Facility. As of December 31, 2012, the Partnership's asset retirement obligations were $12.1 million, an increase of $1.8 million from December 31, 2011. The change in the 2012 estimate is primarily due to increases in abandonment

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

cost estimates based on recent actual costs incurred. As of December 31, 2012, the Partnership was not a party to any material off-balance sheet arrangements.
The following table summarizes by period the payments due by the Partnership for contractual obligations estimated as of December 31, 2012:

		Payments Due by Year
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
		(in thousands)
Long-term debt (a)	$126,000	$—	$—	$126,000	$—
Derivative obligations	$13,540	$13,390	$150	$—	$—
Asset retirement obligations	$12,101	$900	$1,800	$1,800	$7,601
Total	$151,641	$14,290	$1,950	$127,800	$7,601
__________

(a)
The amounts shown above represent principal maturities only. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the interest paid on Credit Facility borrowings.

Capital resources. The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under the Credit Facility and, to the extent available, funds from future private and public equity and debt offerings. For 2013, the Partnership expects to use cash flow from operations and the available borrowing capacity under the Credit Facility to fund its three-rig drilling program and planned unitholder distributions, and to provide adequate liquidity for future growth opportunities such as additional development drilling or acquisitions.
Operating activities. Net cash provided by operating activities during 2012, 2011 and 2010 was $99.2 million, $117.7 million and $96.9 million, respectively. The decrease in net cash provided by operating activities in 2012, as compared to that of 2011, was primarily due to a $27.5 million decrease in oil and gas revenues resulting from lower commodity prices and an $11.5 million increase in oil and gas production costs, partially offset by a $19.7 million decrease in cash settlements paid under commodity derivative agreements. The increase in net cash provided by operating activities in 2011, as compared to that of 2010, was primarily due to increases in oil and gas sales volumes and higher realized oil prices, partially offset by cash used for changes in working capital.
Investing activities. Net cash used in investing activities during 2012 was $117.5 million, as compared to $72.7 million during 2011 and $45.3 million during 2010. The increase in net cash used in investing activities during 2012 as compared to 2011 was primarily due to increased drilling costs associated with the addition of a third drilling rig to the Partnership's drilling program, oil and gas proved property acquisitions of $1.1 million and oil and gas unproved property acquisitions of $5.7 million. The increase in net cash used in investing activities during 2011 as compared to 2010 was primarily due to increased well costs, a portion of which was due to drilling deeper to the Strawn interval, drilling activity associated with the Partnership's two-rig drilling program and oil and gas property acquisitions of $2.8 million.
Financing activities. Net cash provided by financing activities for 2012 was $18.7 million, as compared to net cash used in financing activities of $43.9 million and $52.1 million during 2011 and 2010, respectively. Net cash provided by financing activities during 2012 was primarily comprised of borrowings under the Partnership's credit facilities to fund a portion of the Partnership's three-rig drilling program and unitholder distributions. The net cash used in financing activities during 2011 was comprised of unitholder distributions, offset by borrowings under the credit facility to fund a portion of the Partnership's two-rig drilling program. In addition, the Partnership received $72.6 million of net proceeds, including $76 thousand contributed to maintain the General Partner's 0.1 percent general partner interest, associated with a public offering of 2.6 million common units in December 2011, which was used to reduce outstanding borrowings under the credit facility.
During 2012, 2011 and 2010, the Partnership paid cash distributions to unitholders of $74.0 million, $67.3 million and $66.3 million, respectively. Future distributions and the timing and amount thereof are at the discretion of the Board of Directors of the General Partner.
Liquidity. The Partnership's principal source of short-term liquidity is cash generated from its operations and availability under its Credit Facility. As of December 31, 2012, the Partnership had $126.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $134.7 million at December 31, 2012. The Partnership was in compliance with all of its debt covenants at December 31, 2012. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's credit facilities.
The Partnership generally utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions. In furtherance of the Partnership's effort to meet these objectives, as of March 12, 2013, approximately 65 percent, 70 percent and 10 percent of the Partnership's estimated total production for 2013, 2014 and 2015, respectively, have been matched with fixed price commodity swap contracts or collar contracts with short puts.
The Partnership expects that its primary sources of liquidity will be cash generated from operations, amounts available under the Credit Facility and, to the extent available, funds from future private and public equity and debt offerings. As discussed above under "– Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives, acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the Credit Facility, issuances of debt or equity securities or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.
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
Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

corresponding adjustment is generally made to the oil and gas property balance. See Notes B and G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's asset retirement obligations.
Successful efforts method of accounting. The Partnership utilizes the successful efforts method of accounting for oil and gas properties as opposed to the alternate acceptable full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. Historically, the Partnership has not had any exploratory drilling activities or incurred geological and geophysical costs, and therefore the financial results utilizing the successful efforts method did not significantly differ from that of the full cost method. However, in the future, if the Partnership drills unsuccessful exploratory wells or incurs geological and geophysical costs, these activities will negatively impact its future financial results of the period in which such costs occur.
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
The Partnership's proved reserve information included in this Report as of December 31, 2012, 2011 and 2010 were prepared by Pioneer's reservoir engineers and were audited by independent petroleum engineers. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure as of December 31, 2012 included in the Unaudited Supplementary Information in "Item 8. Financial Statements and Supplementary Data" is the current market value of the Partnership's estimated proved reserves. In accordance with SEC requirements, the Partnership calculated the Standardized Measure using the average of the NYMEX spot prices for sales of oil and gas on the first calendar day of each month during 2012 and prevailing operating and development costs at the end of the year. Actual future prices and costs may be materially higher or lower than the prices and costs used in the calculation of the Standardized Measure. See "Item 1A. Risk Factors" and "Item. 2 Properties" for additional information regarding estimates of proved reserves.
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
Impairment of unproved oil and gas properties. As of December 31, 2012, the Partnership carried unproved property costs of $5.7 million. Management assesses unproved oil and gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, management's price outlooks and planned future sales or expiration of all or a portion of such projects.
Valuation of other assets and liabilities at fair value. The Partnership periodically measures and records certain assets and liabilities at fair value. The assets and liabilities that the Partnership periodically measures and records at fair value include commodity derivative contracts. The Partnership also measures and reports certain financial assets and liabilities at fair value,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

such as long-term debt. The valuation methods used by the Partnership to measure the fair values of these assets and liabilities require considerable management judgment and estimates to derive the inputs necessary to determine fair value estimates, such as future prices, credit-adjusted risk-free rates and current volatility factors. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the methods used by management to estimate the fair values of these assets and liabilities.
New Accounting Pronouncements
There are no new accounting pronouncements that are likely of having a material impact on the Partnership's consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative information is provided about financial instruments to which the Partnership was a party as of December 31, 2012, and from which the Partnership may incur future gains or losses from changes in commodity prices or interest rates.
The fair values of the Partnership's derivative contracts are based on the Partnership's valuation models and applications. As of December 31, 2012, the Partnership was a party to derivative swap contracts and collar contracts with short put options. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Partnership's derivative contracts. The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during 2012 (in thousands):

Derivative Contract Net Liabilities

Fair value of contracts outstanding as of December 31, 2011	$(35,770)
Changes in contract fair values (a)	22,438
Contract maturities	11,572
Fair value of contracts outstanding as of December 31, 2012	$(1,760)
__________

(a)	At inception, new derivative contracts entered into by the Partnership generally have no intrinsic value.
Quantitative Disclosures
Interest rate sensitivity. The following table provides information about the Credit Facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the Credit Facility, the weighted average interest rates expected to be paid on the Credit Facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the Credit Facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on March 12, 2013.

	Year Ending December 31,					Liability Fair Value at December 31,
	2013	2014	2015	2016	2017	2012
	(in thousands except percentages)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$126,000	$123,635
Weighted average interest rate	1.94%	2.10%	2.47%	2.83%	3.09%
Commodity price sensitivity. The following tables provide information about the Partnership's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2012. Although mitigated by the Partnership's derivative activities, declines in commodity prices will reduce the Partnership's revenues and internally-generated cash flows.
Commodity derivative instruments. The Partnership generally manages commodity price risk with derivative swap contracts, collar contracts and collar contracts with short put options. Swap contracts provide a fixed price for a notional amount of sales

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices for the Partnership on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. With collar contracts, if the relevant market price is above the ceiling price, the Partnership pays the derivative counterparty the difference between the market price and the ceiling price; if the relevant market price is between the ceiling price and the floor price, the derivative has no cash settlement value; and, if the relevant market price is below the floor price, the Partnership receives the difference between the floor price and the market price from the counterparty. Collar contracts with short puts are similar to collar contracts, except that if the relevant market price is below the short put price, the Partnership receives the difference between the floor price and short put price from the counterparty.
See Notes B, C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Partnership relative to its derivative financial instruments and for specific information regarding the terms of the Partnership's derivative financial instruments that are sensitive to changes in commodity prices.

Oil Price Sensitivity
Derivative Financial Instruments as of December 31, 2012

	Year Ending December 31,		Asset (Liability) Fair Value at December 31,
	2013	2014	2012
			(in thousands)
Oil Derivatives:
Average daily notional BBL volumes (a):
Collar contracts with short puts	1,750	5,000	$8,737
Weighted average ceiling price per BBL	$116.00	$124.00
Weighted average floor price per BBL	$88.14	$90.00
Weighted average short put price per BBL	$73.14	$72.00
Swap contracts	3,000	—	$(13,225)
Weighted average fixed price per BBL	$81.02	$—
Average forward NYMEX oil prices (b)	$92.94	$90.32
 __________

(a)
Subsequent to December 31, 2012, the Partnership replaced 5,000 BBLs per day of 2014 collar contracts with short puts with a ceiling price of $124.00 per BBL, a floor price of $90.00 per BBL and short put price of $72.00 per BBL with 5,000 BBLs per day of 2014 collar contracts with short puts with a ceiling price of $105.74 per BBL, a floor price of $100.00 per BBL and short put price of $80.00 per BBL.

(b)	The average forward NYMEX oil prices are based on March 12, 2013 market quotes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Gas Price Sensitivity
Derivative Financial Instruments as of December 31, 2012

	Year Ending December 31,			Asset (Liability) Fair Value at December 31,
	2013	2014	2015	2012
				(in thousands)
Gas Derivatives:
Average daily notional MMBTU volumes:
Collar contracts with short puts	—	—	5,000	$(97)
Weighted average ceiling price per MMBTU	$—	$—	$5.00
Weighted average floor price per MMBTU	$—	$—	$4.00
Weighted average short put price per MMBTU	$—	$—	$3.00
Swap contracts	2,500	5,000	—	$2,990
Weighted average fixed price per MMBTU	$6.89	$4.00	$—
Average forward index gas prices (a)	$3.81	$4.13	$4.29
Basis swap contracts (b)	2,500	—	—	$(165)
Weighted average fixed price per MMBTU	$(0.31)	$—	$—
Average forward basis differential prices (a)	$(0.11)	$—	$—
 __________

(a)
The average forward index gas prices and forward basis differential prices are based on March 12, 2013 NYMEX market quotes and March 12, 2013 estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively.

(b)	To minimize basis risk, the Partnership enters into basis swaps to convert the index prices of its swap contracts from a NYMEX index to an El Paso Natural Gas (Permian Basin) posting index.
Qualitative Disclosures
The Partnership's primary market risk exposures are from changes in commodity prices and interest rates. These risks did not change materially from December 31, 2011 to December 31, 2012.
Non-derivative financial instruments. The Partnership is a borrower under variable rate debt instruments that give rise to interest rate risk. The Partnership's objective in borrowing under variable rate debt is to satisfy capital requirements while minimizing the Partnership's costs of capital. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Partnership's debt instruments.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Pioneer Natural Resources GP LLC and the
Unitholders of Pioneer Southwest Energy Partners L.P.
We have audited the accompanying consolidated balance sheets of Pioneer Southwest Energy Partners L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Southwest Energy Partners L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Southwest Energy Partners L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 14, 2013

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$1,601	$1,176
Accounts receivable - trade	15,651	18,063
Inventories	1,388	920
Prepaid expenses	228	240
Deferred income taxes	89	207
Derivatives	4,553	5,619
Total current assets	23,510	26,225
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	556,915	437,085
Unproved properties	5,682	—
Accumulated depletion, depreciation and amortization	(163,542)	(141,498)
Total property, plant and equipment	399,055	295,587
Deferred income taxes	—	1,008
Derivatives	7,227	3,665
Other, net	1,097	242
	$430,889	$326,727
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$15,557	$10,756
Due to affiliates	1,277	830
Interest payable	9	16
Income taxes payable to affiliate	70	550
Derivatives	13,390	28,101
Asset retirement obligations	900	500
Other current liabilities	146	—
Total current liabilities	31,349	40,753
Long-term debt	126,000	32,000
Derivatives	150	16,953
Deferred income taxes	156	—
Asset retirement obligations	11,201	9,815
Other noncurrent liabilities	400	—
Partners' equity:
General partner's interest–35,750 general partner units issued and outstanding at December 31, 2012 and 2011	416	382
Limited partners' interest–35,713,700 common units issued and outstanding at December 31, 2012 and 2011	261,217	226,824
Total partners' equity	261,633	227,206
Commitments and contingencies
	$430,889	$326,727

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Oil and gas	$185,848	$213,362	$183,758
Interest and other	—	2	—
Derivative gains (losses), net	22,438	(11,725)	(5,431)
	208,286	201,639	178,327

Costs and expenses:
Oil and gas production	49,908	38,427	38,334
Production and ad valorem taxes	15,915	13,784	12,119
Depletion, depreciation and amortization	22,044	15,534	12,577
General and administrative	7,416	7,222	6,330
Accretion of discount on asset retirement obligations	758	913	546
Interest	2,187	1,605	1,543
Other	1,158	—	—
	99,386	77,485	71,449

Income before income taxes	108,900	124,154	106,878
Income tax provision	(1,337)	(1,338)	(1,045)
Net income	$107,563	$122,816	$105,833

Allocation of net income applicable to the Partnership:
General partner's interest	$108	$123	$106
Limited partners' interest	107,179	122,466	105,649
Unvested participating securities' interest	276	227	78
Net income applicable to the Partnership	$107,563	$122,816	$105,833

Net income per common unit - basic and diluted	$3.00	$3.68	$3.19

Weighted average common units outstanding - basic and diluted	35,714	33,249	33,114

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$107,563	$122,816	$105,833
Other comprehensive activity:
Hedge activity, net of tax:
Hedge gains included in net income	—	(36,161)	(46,277)
Comprehensive income	$107,563	$86,655	$59,556

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(in thousands)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner's Equity	Limited Partners' Equity	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance as of December 31, 2009	33	33,114	$211	$58,624	$82,438	$141,273
Cash distributions declared ($2.00 per unit)	—	—	(66)	(66,228)	—	(66,294)
Net income applicable to Partnership	—	—	106	105,727	—	105,833
Contribution of unit-based services	—	—	—	210	—	210
Other comprehensive income, net of tax:
Net hedge gains included in net income	—	—	—	—	(46,277)	(46,277)
Balance as of December 31, 2010	33	33,114	251	98,333	36,161	134,745

Cash distributions declared ($2.03 per unit)	—	—	(68)	(67,220)	—	(67,288)
Net income applicable to Partnership	—	—	123	122,693	—	122,816
Contributions of unit-based services	—	—	—	514	—	514
Proceeds from offering, net	—	2,600	—	72,504	—	72,504
Partner contributions	3	—	76	—	—	76
Other comprehensive income, net of tax:
Hedge gains included in net income	—	—	—	—	(36,161)	(36,161)
Balance as of December 31, 2011	36	35,714	382	226,824	—	227,206

Cash distributions declared ($2.07 per unit)	—	—	(74)	(73,928)	—	(74,002)
Net income applicable to Partnership	—	—	108	107,455	—	107,563
Contributions of unit-based services	—	—	—	866	—	866
Balance as of December 31, 2012	36	35,714	$416	$261,217	$—	$261,633

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$107,563	$122,816	$105,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	22,044	15,534	12,577
Deferred income taxes	1,282	801	552
Accretion of discount on asset retirement obligations	758	913	546
Amortization of debt related costs	239	182	182
Amortization of unit-based compensation	866	514	210
Commodity derivative related activity	(34,010)	(19,567)	(21,816)
Other noncash expense	1,158	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,412	(2,239)	(1,662)
Inventories	(468)	(37)	(32)
Prepaid expenses	12	20	—
Accounts payable	98	(695)	1,329
Interest payable	(7)	(14)	4
Income taxes payable to affiliate	(480)	58	32
Asset retirement obligations	(1,828)	(635)	(898)
Other current liabilities	(415)	—	—
Net cash provided by operating activities	99,224	117,651	96,857
Cash flows from investing activities:
Additions to oil and gas properties	(117,506)	(72,674)	(45,281)
Net cash used in investing activities	(117,506)	(72,674)	(45,281)
Cash flows from financing activities:
Borrowings under credit facility	145,000	65,404	63,574
Principal payments on credit facility	(51,000)	(114,604)	(49,374)
Proceeds from issuance of partnership units, net of issuance costs	—	72,504	—
Partner contributions	—	76	—
Payment of financing fees	(1,291)	—	—
Distributions to unitholders	(74,002)	(67,288)	(66,294)
Net cash provided by (used in) financing activities	18,707	(43,908)	(52,094)
Net increase (decrease) in cash	425	1,069	(518)
Cash, beginning of period	1,176	107	625
Cash, end of period	$1,601	$1,176	$107

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE A.     Partnership and Nature of Operations
Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own, acquire, explore and develop oil and gas assets in the Partnership's area of operations. The Partnership's area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.
As of December 31, 2012, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC ("the General Partner"), which manages the Partnership.
NOTE B.     Summary of Significant Accounting Policies
Principles of consolidation. The consolidated financial statements of the Partnership include the accounts of the Partnership and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to the Partnership's 2011 and 2010 consolidated financial statements and notes to the consolidated financial statements in order to conform them to the 2012 presentations.
Use of estimates in the preparation of financial statements. Preparation of the accompanying consolidated financial statements in conformity with accounting principles that are generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and impairment of proved and unproved oil and gas properties, in part, is determined using estimates of proved, probable and possible oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.
Accounts receivable. As of December 31, 2012 and 2011, the Partnership had accounts receivable of $15.7 million and $18.1 million, respectively. The Partnership's accounts receivable are primarily comprised of oil and gas sales receivable and other receivables for which the Partnership does not require collateral security. As of December 31, 2012 and 2011, there were no allowances for bad debt recorded by the Partnership.
Inventories. The Partnership's inventories as of December 31, 2012 and 2011 consist of oil held in storage tanks and natural gas liquids ("NGL") line fill requirements for a pipeline in which the Partnership is a shipper. The Partnership's oil and NGL inventories are carried at the lower of production cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in other expense in the consolidated statements of operations. As of December 31, 2012 and 2011, there were no inventory valuation reserve allowances recorded by the Partnership.
Oil and gas properties. The Partnership utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, and nonproductive exploration costs and geological and geophysical expenditures are expensed.
During 2012, the Partnership acquired a 94 percent working interest in 3,063 acres in Midland County in West Texas from Pioneer for $6.3 million, including $5.7 million attributable to leaseholds in unproven areas. The acquisition includes all depths associated with the acreage and future wells are expected to be completed in Spraberry, Dean, Wolfcamp and Strawn intervals and potentially the Atoka interval. See Note H for more information about this transaction with Pioneer.
Capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves. Costs of nonproducing properties, wells in the process of being drilled and wells in the process of being completed are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The Partnership reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In these circumstances, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned futures sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Partnership will recognize an impairment loss at that time.
Asset retirement obligations. The Partnership's asset retirement obligations are recorded at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset to which it relates. Conditional asset retirement obligations meet the definition of liabilities and are also recognized when incurred. Asset retirement obligation expenditures are classified as cash used in operating activities in the accompanying consolidated statements of cash flows. See Note G for additional information about the Partnership's asset retirement obligations.
Revenue recognition. The Partnership recognizes revenues when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.
The Partnership uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Partnership's entitlement, if any, is included in other liabilities and the Partnership's share of sales taken by others, if any, is included in other assets in the accompanying consolidated balance sheets. The Partnership had no material oil, NGL or gas entitlement assets or liabilities as of December 31, 2012 or 2011.
Derivatives. All derivatives are recorded on the balance sheet at fair value. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Partnership discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Partnership's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax ("AOCI – Hedging") and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Partnership's earnings. Since discontinuing hedge accounting, the Partnership has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they actually occur. As of December 31, 2011, all of the cash flow hedge gains previously deferred in AOCI – Hedging had been transferred to earnings.
The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves and, net derivative liabilities are determined, in part, by utilization of the Partnership's credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates of the counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties' debt plus the United States Treasury Bill yield curve as of the measurement date. The Partnership's credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate ("LIBOR") curves plus 162.5 basis points, representing the Partnership's borrowing rate.
See Notes C and D for a description of the specific types of derivative transactions in which the Partnership participates and the related accounting treatment.
Environmental. The Partnership's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. At December 31, 2012, the Partnership had $146 thousand and $400 thousand of environmental liabilities recorded in other current liabilities and other noncurrent liabilities, respectively. At December 31, 2011, the Partnership had no material environmental liabilities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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
Segment reporting. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.
The Partnership's only operating segment is oil and gas producing activities. Additionally, all of the Partnership's properties are located in the United States, and all of the related oil, NGL and gas revenues are derived from sales to purchasers located in the United States.
Income taxes. The Partnership's operations are treated as a partnership with each partner being separately taxed on its share of the Partnership's federal taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying consolidated financial statements. However, the Partnership is subject to the Texas Margin tax. Accordingly, the Partnership reflects its tax positions associated with the tax effects of the Texas Margin tax in the accompanying consolidated balance sheets. See Note J for additional information regarding the Partnership's current and deferred tax provisions as well as the Partnership's current and deferred tax attributes.
Net income per common unit. Net income per common unit is calculated by dividing the limited partners' interest in net income (which excludes net income allocable to participating securities) by the weighted average number of common units outstanding.
The Partnership applies the provisions of ASC Topic 260 "Earnings Per Share" when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic and diluted net income per unit under the two-class method. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units which were awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the "LTIP") during the years ended December 31, 2012, 2011 and 2010.
 The Partnership's net income is allocated to partners' equity accounts in accordance with the provisions of the First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "Partnership Agreement").
NOTE C.     Disclosures About Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The three input levels of the fair value hierarchy are as follows:

•Level 1 – quoted prices for identical assets or liabilities in active markets.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

 Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The following tables present the Partnership's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 for each of the fair value hierarchy levels:

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
	(in thousands)
Assets:
Commodity derivative contracts	$—	$11,780	$—	$11,780
Liabilities:
Commodity derivative contracts	$—	$13,540	$—	$13,540

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets:
Commodity derivative contracts	$—	$9,284	$—	$9,284
Liabilities:
Commodity derivative contracts	$—	$45,054	$—	$45,054
Commodity derivatives. The Partnership's commodity price derivative assets and liabilities represent oil, NGL and gas swap contracts and collar contracts with short puts. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$126,000	$123,635	$32,000	$32,393
Credit facility. The fair value of debt is characterized as a Level 2 measurement in the fair value hierarchy and is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
The Partnership has other financial instruments consisting primarily of cash, short-term receivables, prepaids, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and relatively short maturities.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE D.   Derivative Financial Instruments
The Partnership generally utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions.
Oil production derivative activities. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the volumes per day in BBLs underlying the Partnership's outstanding oil derivative contracts and the weighted average NYMEX prices per BBL for those contracts as of December 31, 2012:

	Year Ending December 31,
	2013	2014
Oil Derivatives:
Collar contracts with short puts:
Volume (BBLs per day) (a)	1,750	5,000
Average price per BBL:
Ceiling	$116.00	$124.00
Floor	$88.14	$90.00
Short put	$73.14	$72.00
Swap contracts:
Volume (BBLs per day)	3,000	—
Average price per BBL	$81.02	$—
__________

(a)
Subsequent to December 31, 2012, the Partnership replaced 5,000 BBLs per day of 2014 collar contracts with short puts with a ceiling price of $124.00 per BBL, a floor price of $90.00 per BBL and short put price of $72.00 per BBL with 5,000 BBLs per day of 2014 collar contracts with short puts with a ceiling price of $105.74 per BBL, a floor price of $100.00 per BBL and short put price of $80.00 per BBL.

Gas production derivative activities. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership utilizes derivative contracts to manage its gas price volatility. The following table sets forth the volumes in MMBTUs under outstanding gas derivative contracts and the weighted average index prices per MMBTU for those contracts as of December 31, 2012:

	Year Ending December 31,
	2013	2014	2015
Gas Derivatives:
Collar contracts with short puts:
Volume (MMBTUs per day)	—	—	5,000
Average price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Swap contracts:
Volume (MMBTUs per day)	2,500	5,000	—
Average price per MMBTU	$6.89	$4.00	$—
Basis swap contracts:
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

 Tabular disclosures about derivative instruments. Since February 2009, all of the Partnership's derivatives have been accounted for as non-hedge derivatives. The following tables provide disclosure of the Partnership's derivative instruments for the years ended December 31, 2012 and 2011.

Fair Value of Derivative Instruments
as of December 31, 2012
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)		(in thousands)
Derivatives - current	$4,553	Derivatives - current	$13,390
Derivatives - noncurrent	7,278	Derivatives - noncurrent	201
Total derivatives not designated hedging instruments	$11,831		$13,591

Fair Value of Derivative Instruments
as of December 31, 2011
Asset Derivatives (a)		Liability Derivatives (a)
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)		(in thousands)
Derivatives - current	$5,753	Derivatives - current	$28,235
Derivatives - noncurrent	3,665	Derivatives - noncurrent	16,953
Total derivatives not designated hedging instruments	$9,418		$45,188
  __________

(a)
Derivative assets and liabilities shown in this table are presented as gross assets and liabilities, without regard for master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)

Location of Gain Reclassified from AOCI into Earnings (Effective Portion)	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Oil and gas revenues	$—	$36,489	$46,680

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2012	2011	2010
		(in thousands)
Commodity contracts	Derivative gains (losses), net	$22,438	$(11,725)	$(5,431)

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Derivative counterparties. The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures. The following table provides the Partnership's derivative assets and liabilities by counterparty as of December 31, 2012:

Net Assets (Liabilities)
(in thousands)
Toronto Dominion	$4,553
JP Morgan Chase	3,044
Barclays Capital	2,642
Royal Bank of Canada	(96)
Citibank, N.A.	(219)
Wells Fargo Bank, N.A.	(11,684)
Total	$(1,760)
NOTE E.    Long-term Debt and Interest Expense
During March 2012, the Partnership entered into a $300 million Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaced the Partnership's 5-Year Revolving Credit Agreement entered into in May 2008 (the "Expired Credit Facility"). As of December 31, 2012, the Partnership had $126.0 million of outstanding borrowings under the Credit Facility.
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
The Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end consolidated leverage ratio (representing a ratio of consolidated indebtedness of the Partnership to consolidated earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity derivative related activity; noncash equity-based compensation; and other noncash items, "EBITDAX") of not more than 3.5 to 1.0 and (ii) the maintenance of a ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt of at least 1.75 to 1.0. As of December 31, 2012, the Partnership was in compliance with all of its debt covenants.
Based on the financial covenants described above, the Partnership's available borrowing capacity under the Credit Facility was $134.7 million as of December 31, 2012. The variables on which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) are subject to adjustment by the lenders. As a result, a sustained decline in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility. In addition, the Credit Facility contains various covenants that limit, among other things, the Partnership's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the Credit Facility) were to occur, the Credit Facility would prohibit the Partnership from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

The Partnership pays a commitment fee on the unused portion of the Credit Facility. The commitment fee is variable based on the Partnership's consolidated leverage ratio. For the twelve months ended December 31, 2012, the commitment fee was 0.275 percent.
The Partnership accounted for the entry into the Credit Facility as an extinguishment of the Expired Credit Facility. Associated therewith, the Partnership recorded a noncash $197 thousand loss on extinguishment of debt to write off the unamortized issuance

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

costs of the Partnership's Expired Credit Facility, which is included in other expense in the Partnership's accompanying consolidated statement of operations for the twelve months ended December 31, 2012.
Interest expense. The Partnership incurred $2.2 million, $1.6 million and $1.5 million of interest expense during 2012, 2011 and 2010, respectively. In 2012, interest expense was comprised of $582 thousand of credit facility commitment fees, $239 thousand of amortization of credit facility financing fees and $1.4 million of interest related to borrowings under the credit facility. In 2011, interest expense was comprised of $373 thousand of credit facility commitment fees, $182 thousand of amortization of credit facility financing fees and $1.1 million of interest related to borrowings under the credit facility. During 2010, interest expense was comprised of $404 thousand of credit facility commitment fees, $182 thousand of amortization of credit facility financing fees and $957 thousand of interest related to borrowings under the credit facility. During 2012, 2011 and 2010, the Partnership paid interest of $2.0 million, $1.4 million and $1.4 million, respectively.
NOTE F. Incentive Plans
Retirement Plans
Deferred compensation retirement plan. Pioneer makes contributions to its deferred compensation retirement plan for the officers and key employees of Pioneer. Each officer and key employee of Pioneer is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. Pioneer provides a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. Pioneer's matching contribution vests immediately. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer's contributions to the plan totaled $26 thousand, $34 thousand and $30 thousand during 2012, 2011 and 2010, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
401(k) plan. Pioneer makes contributions to the Pioneer USA 401(k) Plan and Matching Plan (the "Plan"), which is a voluntary and contributory plan for eligible employees based on a percentage of employee contributions. The amounts allocated pursuant to the Administrative Services Agreement to the Partnership as a result of Pioneer's contributions to the Plan totaled $92 thousand, $95 thousand and $89 thousand during 2012, 2011 and 2010, respectively. The Plan is a self-directed plan that allows employees to invest their plan accounts in various fund alternatives, including a fund that invests in Pioneer common stock.
Long-Term Incentive Plan. In May 2008, the Board of Directors of the General Partner adopted the LTIP, which provides for the granting of incentive awards in the form of options, unit appreciation rights, phantom units, restricted units, unit awards and other unit-based awards to directors, employees and consultants of the General Partner and its affiliates who perform services for the Partnership. The LTIP limits the number of units that may be delivered pursuant to awards granted under the plan to 3,000,000 common units.
The following table shows the number of awards available under the Partnership's LTIP at December 31, 2012:

Approved and authorized awards	3,000,000
Awards issued after May 6, 2008	(151,235)
Awards available for future grant	2,848,765
During 2012, 2011 and 2010, the General Partner awarded 7,496, 6,812 and 8,744, respectively, of restricted common units to directors of the General Partner under the LTIP. The Partnership recognized $198 thousand, $227 thousand and $253 thousand of general and administrative expense during 2012, 2011 and 2010, respectively, associated with the director awards under the LTIP. The General Partner also awarded 37,487, 30,039 and 35,118 phantom units during 2012, 2011 and 2010, respectively, to certain employees of Pioneer, including certain executive officers of the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer and its affiliates. Distributions on the phantom units will be paid when paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during 2012, 2011 and 2010 of $900 thousand, $535 thousand and $222 thousand, respectively, of which $866 thousand, $514 thousand and $210 thousand, respectively, was noncash.
As of December 31, 2012, there was $1.2 million of unrecognized compensation expense related to unvested restricted unit and phantom unit awards. Unrecognized compensation expense related to unvested restricted unit and phantom unit awards is being amortized on a straight-line basis over the remaining vesting periods of the awards, which is a remaining period of less than three years.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following tables reflect the outstanding restricted unit and phantom unit awards as of December 31, 2012 and the activity related thereto for the year then ended:

	Restricted Unit Awards		Phantom Unit Awards
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Outstanding at beginning of year	7,492	$28.47	65,157	$27.08
Units granted	7,496	$26.68	37,487	$28.00
Lapse of restrictions	(7,492)	$28.47	—	$—
Outstanding at end of year	7,496	$26.68	102,644	$27.42

The weighted average grant-date fair value of restricted common units awarded during 2012, 2011 and 2010 was $26.68, $29.35 and $22.87, respectively. The weighted average grant-date fair value of phantom units awarded during 2012, 2011 and 2010 was $28.00, $32.16 and $22.74, respectively. The fair value of common units for which restrictions lapsed during 2012, 2011 and 2010 was $200 thousand, $342 thousand and $324 thousand, respectively, based on the market price on the vesting date.
NOTE G.     Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the Partnership's portion of future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Partnership's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Partnership has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Partnership's asset retirement obligation transactions during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Beginning asset retirement obligations	$10,315	$12,558	$7,105
New wells placed on production	253	154	184
Changes in estimate (a)	2,579	(2,681)	5,621
Liabilities assumed in acquisitions	24	6	—
Liabilities settled	(1,828)	(635)	(898)
Accretion of discount	758	913	546
Ending asset retirement obligation	$12,101	$10,315	$12,558
 __________

(a)
The changes in the 2012 and 2011 estimates are primarily due to changes in abandonment cost estimates based on actual costs incurred. The increase in the 2010 estimate was primarily due to increases in abandonment cost estimates based on actual costs incurred and a decline in credit-adjusted risk-free discount rates used to value increases in asset retirement obligations, partially offset by higher commodity prices used to calculate proved reserves at December 31, 2010, which had the effect of lengthening the economic life of certain wells and decreasing what would otherwise have been the present value of future retirement obligations.

NOTE H.    Related Party Transactions
Partnership agreements. Set forth below are descriptions of certain agreements the Partnership entered into with related parties in connection with the Partnership's initial public offering in May 2008. The full text of the agreements have been filed by the Partnership as exhibits to filings with the SEC and are available for review without charge on the SEC's website at www.sec.gov.
Administrative Services Agreement
Pursuant to an Administrative Services Agreement among Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, the General Partner, Pioneer Southwest Energy Partners USA LLC, a wholly-owned subsidiary of

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

the Partnership ("Pioneer Southwest LLC"), and the Partnership, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, internal audit, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. According to the Administrative Services Agreement, expenses will be reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the Partnership's and Pioneer's United States production during such period, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period (which obligations terminated on December 31, 2010). The administrative fee will be determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by Pioneer if actual amounts are not available. In addition, Pioneer will be reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer USA at any time upon 90 days notice.
Omnibus Agreement and Operating Agreement
Pursuant to an Omnibus Agreement among Pioneer, Pioneer USA, the General Partner, Pioneer Southwest LLC and the Partnership, entered into on May 6, 2008, the Partnership's area of operations is limited to onshore Texas and eight counties in the southeast region of New Mexico. Pioneer has the right to expand the Partnership's area of operations, but has no obligation to do so. The Omnibus Agreement also provides that Pioneer will indemnify the Partnership for taxes attributable to Pioneer USA's (the "Partnership Predecessor's") operations of those properties prior to May 1, 2008, until the expiration of all applicable statutes of limitation.
Omnibus Operating Agreement
Pioneer USA and the Partnership entered into an operating agreement (the "IPO Operating Agreement") with respect to the Partnership's properties acquired in connection with the Partnership's initial public offering. Pursuant to this agreement, Pioneer USA acts as the operator of all of such properties, and the Partnership pays Pioneer USA overhead charges associated with operating the properties (commonly referred to as the Council of Petroleum Accountants Societies, or "COPAS," fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership also pays Pioneer USA for its direct and indirect expenses that are chargeable to the Partnership's wells.
Pursuant to an Omnibus Operating Agreement between Pioneer USA and Pioneer Southwest LLC entered into on May 6, 2008 (the "IPO Omnibus Operating Agreement"), certain restrictions and limitations were placed on the Partnership's ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership's properties where Pioneer USA is the operator. For example, the Partnership will not object to attempts by Pioneer USA to develop the leasehold acreage surrounding the Partnership's wells; the Partnership will be restricted in its ability to remove Pioneer USA as the operator of the wells the Partnership owns; Pioneer USA's proposed well operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership will allow Pioneer USA to use certain of the Partnership's production facilities in connection with other wells operated by Pioneer USA, subject to capacity limitations.
Tax Sharing Agreement
Pursuant to a Tax Sharing Agreement between Pioneer and the Partnership, entered into on May 6, 2008, the Partnership pays Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. As of December 31, 2012 and 2011, the Partnership's income taxes payable to affiliate in the accompanying consolidated balance sheets represents amounts due to Pioneer under the Tax Sharing Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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
2009 Acquisition. On August 31, 2009, the Partnership completed the acquisition of certain oil and gas properties in the Spraberry field and assumed net obligations associated with certain commodity derivative contracts and certain other liabilities from Pioneer (the acquisition, including liabilities assumed, is referred to herein as the "2009 Acquisition"). Pursuant to the Purchase and Sale Agreement entered into in connection with the 2009 Acquisition, Pioneer Southwest LLC and Pioneer USA entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") and an operating agreement (the "2009 Operating Agreement") relating to Pioneer USA's operations on behalf of Pioneer Southwest LLC. Additionally, Pioneer Southwest LLC and Pioneer USA amended the IPO Omnibus Operating Agreement and the IPO Operating Agreement to provide that certain Partnership properties formerly governed by those agreements (those no longer limited to wellbore interests) would be governed by the 2009 Omnibus Operating Agreement and the 2009 Operating Agreement, and to provide that certain of the property interests acquired in the 2009 Acquisition (those that were limited to wellbore interests) would be governed by the IPO Omnibus Operating Agreement and the IPO Operating Agreement. Similar to the IPO Omnibus Operating Agreement, the 2009 Omnibus Operating Agreement places restrictions and limitations on Pioneer Southwest LLC's ability to exercise certain rights that would otherwise be available to it under the 2009 Operating Agreement. For example, Pioneer Southwest LLC is restricted in its ability to remove Pioneer USA as the operator of Pioneer Southwest LLC's properties, Pioneer USA's proposed operations will take precedence over any conflicting operations that Pioneer Southwest LLC proposes and Pioneer Southwest LLC will allow Pioneer USA to use certain of Pioneer Southwest LLC's production facilities in connection with other properties operated by Pioneer USA, subject to capacity limitations. Pursuant to the 2009 Operating Agreement, Pioneer Southwest LLC pays Pioneer USA an industry standard fee (commonly referred to as a Council of Petroleum Accountants Societies, or "COPAS Fee") with respect to lease operating expenses of the Partnership's properties for periods subsequent to their purchase in the 2009 Acquisition. Pioneer Southwest LLC also pays Pioneer USA for its direct and indirect expenses that are chargeable to the assets covered by the 2009 Operating Agreement.
2012 leasehold acquisition. During 2012, Pioneer entered into agreements with an unaffiliated third party to lease 5,223 acres in Midland County in West Texas to allow Pioneer to explore, develop and produce oil and gas from the properties, of which 4,263 acres have been or are expected to be assigned to the Partnership. In October 2012, Pioneer entered into leases under these agreements for 3,063 acres, and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for the payment to Pioneer of a pro rata share of Pioneer's acquisition costs for a total of $6.3 million. The Partnership recorded $606 thousand of proved leasehold carrying value and $5.7 million of unproved leasehold carrying value attributable to this acquisition during 2012. Pioneer and the Partnership have also agreed that Pioneer will assign to the Partnership an undivided 94 percent of Pioneer's interest in the remaining acreage upon the completion of Pioneer's acquisition on the same terms, consideration for which is expected to total $2.5 million, net to the Partnership.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Gas processing. Substantially all of the Partnership's gas is processed at the Midkiff/Benedum and Sale Ranch gas processing plants. Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plants, which process a portion of the wet gas from the Partnership's wells and retains as compensation 16 percent of the Partnership's dry gas residue and NGL value processed by the Midkiff/Benedum facilities. The retention percentage for the Midkiff/Benedum plants declined by one percent per year to the current 2012 percentage, where it will be held constant hereafter. Pioneer also owns an approximate 30 percent ownership in the Sale Ranch gas processing plant, which processes a portion of the wet gas from the Partnership wells and retains as compensation 20 percent of the Partnership's dry gas residue and NGL value processed by the Sale Ranch gas processing plant.
Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer in connection with the Partnership's formation and the 2009 Acquisition, the Partnership incurred the following charges from Pioneer during 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Producing well overhead (COPAS) fees	$11,229	$10,466	$10,256
Payment of lease operating and supervision charges	9,980	7,891	8,099
Drilling and completion related charges	41,943	24,152	4,312
General and administrative expenses	4,860	4,743	4,198
Total	$68,012	$47,252	$26,865
As of December 31, 2012, the Partnership has a net accounts payable - due to affiliates in the accompanying consolidated balance sheet of $1.3 million, representing a $1.4 million payable to Pioneer for general and administrative expenses and a $106 thousand payable to Pioneer for other miscellaneous items, offset by a $266 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer. As of December 31, 2011, the Partnership's accounts payable - due to affiliates balance in the accompanying consolidated balance sheet of $830 thousand includes $2.5 million payable to Pioneer for general and administrative expenses and $166 thousand payable to Pioneer for other miscellaneous items, offset by $1.9 million receivable for reimbursable drilling and completion related charges that were provided by Pioneer.
NOTE I. Major Customers
Sales to major customers. The Partnership's share of oil, NGL and gas production is sold to various purchasers who must be prequalified under Pioneer's credit risk policies and procedures. The Partnership records allowances for doubtful accounts based on the aging of accounts receivable and the general economic condition of its purchasers and, depending on facts and circumstances, may require purchasers to provide collateral or otherwise secure their accounts. The loss of any one significant purchaser could have a material adverse effect on the ability of the Partnership to sell its oil and gas production.
The following purchasers individually accounted for ten percent or more of the consolidated oil, NGL and gas revenues in at least one of the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Plains Marketing L.P.	51%	53%	53%
Occidental Energy Marketing	26%	20%	17%
Enterprise Crude Oil LLC	4%	6%	10%
 As of December 31, 2012, the Partnership's accounts receivable balance included receivables of $7.6 million and $3.5 million from Plains Marketing L.P. and Occidental Energy Marketing, respectively.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE J.     Income Taxes
The Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
U.S. state	$55	$537	$493
Deferred:
U.S. state	1,282	801	552
	$1,337	$1,338	$1,045
The Partnership's net deferred tax attributes represented a current asset of $89 thousand and $207 thousand as of December 31, 2012 and 2011, respectively, a $1.0 million noncurrent asset as of December 31, 2011 and a $156 thousand noncurrent liability as of December 31, 2012. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a Tax Sharing Agreement with Pioneer. Under this agreement, the Partnership pays Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of December 31, 2012 and 2011, the Partnership had $70 thousand and $550 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the Tax Sharing Agreement. During 2012 and 2011, the Partnership paid $535 thousand and $479 thousand, respectively, to Pioneer under the terms of the Tax Sharing Agreement.
The tax effects of temporary differences that give rise to the Partnership's net deferred tax assets (liabilities) are as follows as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Oil and gas properties, principally due to differences in basis, depletion and the
deduction of intangible drilling costs for tax purposes	$(200)	$788
Asset retirement obligations	119	102
Environmental liability	5	—
Net deferred hedge losses	9	325
Net deferred tax assets (liabilities)	$(67)	$1,215
The Partnership recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position. As of December 31, 2012, the Partnership had no unrecognized tax benefits. The Partnership does not expect to incur interest charges or penalties related to its tax positions, but if such charges or penalties are incurred, the Partnership's policy is to account for interest charges as interest expense and penalties as other expense in the consolidated statements of operations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

NOTE K.     Subsequent Events
The Partnership is not aware of any reportable subsequent events except as disclosed below.
Distribution declaration. In January 2013, the Partnership declared a cash distribution of $0.52 per common unit for the period from October 1, 2012 to December 31, 2012. The distribution was paid on February 11, 2013 to unitholders of record at the close of business on February 4, 2013. Associated therewith, the Partnership paid $18.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

Oil & Gas Exploration and Production Activities
The Partnership has operations in one business and geographic segment, that being oil and gas exploration and production. See the Partnership's accompanying statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2012	2011
	(in thousands)
Oil and gas properties:
Proved properties	$556,915	$437,085
Unproved properties	5,682	—
Less accumulated depletion, depreciation and amortization	(163,542)	(141,498)
Net capitalized cost for oil and gas properties	$399,055	$295,587
Costs Incurred for Oil and Gas Producing Activities

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Acquisition costs:
Proved acquisition costs	$1,118	$2,788	$—
Unproved acquisition costs	5,682	—	—
Exploration costs	4	—	—
Development costs	115,852	72,580	46,702
Asset retirement obligations	2,856	(2,521)	5,805
Total costs incurred	$125,512	$72,847	$52,507
Reserve Quantity Information
The information included in this Report about the Partnership's proved reserves as of December 31, 2012, 2011 and 2010 represents evaluations by Pioneer's reservoir engineers. Netherland, Sewell & Associates, Inc. ("NSAI") audited the Partnership's proved reserves as of December 31, 2012, 2011 and 2010. Proved reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission ("the SEC") and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity prices during the twelve month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.

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
The following table provides a rollforward of total proved reserves for the years ended December 31, 2012, 2011 and 2010, as well as proved developed reserves and proved undeveloped reserves in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in thousands of barrels ("MBBLs"), gas volumes are expressed in millions of cubic feet ("MMCF") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

	Oil (MBBLs)	NGL (MBBLs)	Gas (MMCF)	Total (MBOE)
Total Proved Reserves:
Balance, December 31, 2009	27,741	9,847	40,664	44,365
Revisions of previous estimates	4,881	3,252	11,116	9,985
Production	(1,425)	(587)	(2,181)	(2,375)
Balance, December 31, 2010	31,197	12,512	49,599	51,975
Purchases of minerals in place	147	68	224	253
Extensions and discoveries	884	277	1,057	1,337
Revisions of previous estimates	368	(301)	(2,195)	(299)
Production	(1,571)	(567)	(2,376)	(2,534)
Balance, December 31, 2011	31,025	11,989	46,309	50,732
Purchases of minerals in place	741	258	938	1,155
Extensions and discoveries	1,396	488	1,782	2,181
Revisions of previous estimates	(508)	(782)	(3,690)	(1,904)
Production	(1,829)	(508)	(2,472)	(2,749)
Balance, December 31, 2012	30,825	11,445	42,867	49,415
Proved Developed Reserves:
December 31:
2009	19,726	7,396	30,548	32,213
2010	23,682	9,966	39,032	40,153
2011	24,933	10,081	38,939	41,503
2012	25,276	9,569	35,911	40,830

Proved Undeveloped Reserves:
December 31:
2009	8,015	2,451	10,116	12,152
2010	7,515	2,546	10,567	11,822
2011	6,092	1,908	7,370	9,229
2012	5,549	1,876	6,956	8,585
Purchases of minerals-in-place. Purchases of minerals-in-place are attributable to acquisitions in the Partnership's area of operations.
Extensions and discoveries. Extensions and discoveries at December 31, 2012 and 2011 are due to deeper formation and infill drilling in the Spraberry field.
Revisions of previous estimates. At December 31, 2012, revisions of previous estimates are comprised of 1,457 MBOE of negative price revisions and 447 MBOE of negative revisions due to updated performance profiles and cost estimates. The December 31, 2012 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines was $94.84 per barrel of oil and $2.76 per MCF of gas, compared to $96.13 per barrel of oil and $4.12 per MCF of gas at December 31, 2011.
At December 31, 2011, revisions of previous estimates are comprised of 2,106 MBOE of positive price revisions and 2,405 MBOE of negative revisions due to updated performance profiles and cost estimates. The December 31, 2011 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines increased $16.85 per barrel of oil and decreased $0.25 per MCF of gas from $79.28 per barrel of oil and $4.37 per MCF of gas at December 31, 2010.
At December 31, 2010, revisions of previous estimates are comprised of 4,389 MBOE of positive price revisions and 5,596 MBOE of positive technical revisions. The December 31, 2010 NYMEX price for oil and gas reserves preparation based upon SEC guidelines increased $18.14 per barrel of oil and $0.50 per MCF of gas from $61.14 per barrel of oil and $3.87 per MCF of gas at December 31, 2009.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

The following table summarizes, on a MBOE basis, the Partnership's proved undeveloped reserves activity during the year ended December 31, 2012:

Beginning proved undeveloped reserves	9,229
Purchases of minerals in place	1,021
Extensions and discoveries	1,676
Revisions of previous estimates	121
Transfers to proved developed	(3,462)
Ending proved undeveloped reserves	8,585
The changes in proved undeveloped reserves during 2012 are comprised of the following items:
Purchases of minerals-in-place. Purchases of minerals-in-place are attributable to acquisitions in the Partnership's area of operations.
Extensions and discoveries. Extensions and discoveries are proved undeveloped well locations recorded associated with deeper formation and extension drilling in the Spraberry field.
Revisions of previous estimates. Revisions of previous estimates are comprised of 30 MBOE of negative price revisions and 151 MBOE of positive revisions due to updated performance profiles and cost estimates.
Transfers to proved developed. Transfers to proved developed reserves represents those undeveloped proved reserves that moved to proved developed as a result of development drilling during 2012.
As of December 31, 2012, the Partnership had 96 proved undeveloped well locations, representing a decrease of 513 proved undeveloped well locations (84 percent) since December 31, 2011. The decrease in proved undeveloped well locations in 2012 is primarily due to a decrease in recorded reserves related to minimal working interests in 506 gross locations (two net locations) in certain units in the Spraberry field. The Partnership's proved undeveloped reserves totaled 8,585 MBOE and 9,229 MBOE at December 31, 2012 and 2011, respectively. During 2012, 42 proved undeveloped well locations were drilled and completed as developed wells and an additional nine proved undeveloped well locations were in various stages of drilling and completion at December 31, 2012. As a result, the Partnership converted 3,462 MBOE of proved undeveloped reserves to proved developed reserves during 2012. The Partnership has the intent and ability to develop its proved undeveloped well locations within five years of the date of initial year-end proved reserve booking by the Partnership.
The following table represents the estimated timing and cash flows of developing the Partnership's proved undeveloped reserves as of December 31, 2012 (dollars in thousands):

Year Ended December 31, (a)	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
2013	267	$18,714	$2,175	$71,346	$(54,807)
2014	693	47,670	6,285	67,834	(26,449)
2015	611	41,504	6,545	—	34,959
2016	582	39,771	7,004	28,663	4,104
2017	490	33,081	6,811	—	26,270
Thereafter	5,942	394,662	144,175	4,709	245,778
	8,585	$575,402	$172,995	$172,552	$229,855
___________

(a)	Beginning in 2013 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows ("Standardized Measure") is computed by applying commodity prices based on average prices for sales of oil, NGLs and gas on the first calendar day of the prior twelve-month period for 2012, 2011 and 2010 to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of ten percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Partnership's commodity derivative contracts. Utilizing the first-day-of-the-month commodity prices during the twelve-month period ending on December 31, 2012, held constant over each derivative contract's term, the net present value of the Partnership's derivative contracts discounted at ten percent was a liability of $3.0 million at December 31, 2012.
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
The following tables provide the Standardized Measure as of December 31, 2012, 2011 and 2010, as well as a rollforward in total for each respective year:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Oil and gas producing activities:
Future cash inflows	$3,238,680	$3,634,698	$3,062,739
Future production costs	(1,631,655)	(1,559,602)	(1,431,805)
Future development costs (a)	(266,498)	(239,513)	(286,058)
Future income tax expense	(9,616)	(14,575)	(9,613)
	1,330,911	1,821,008	1,335,263
10% annual discount for estimated timing of cash flows	(736,317)	(1,024,428)	(771,497)
Standardized measure of discounted future net cash flows	$594,594	$796,580	$563,766
 __________

(a)
Includes $70.1 million ($60.8 million net of salvage value), $58.0 million ($48.7 million net of salvage value) and $72.8 million ($63.5 million net of salvage value) of undiscounted future asset retirement expenditures estimated as of December 31, 2012, 2011 and 2010, respectively. See Note G for corresponding information regarding the Partnership's discounted asset retirement obligations.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Oil and gas sales, net of production costs	$(120,025)	$(124,662)	$(86,625)
Net changes in prices and production costs	(196,908)	208,245	236,859
Extensions and discoveries	16,544	17,480	—
Purchases of minerals-in-place	5,863	2,949	—
Development costs incurred during the period	72,242	72,580	42,294
Revisions of estimated future development costs	(108,538)	(74,387)	(105,028)
Revisions of previous quantity estimates	(26,092)	(5,106)	128,710
Accretion of discount	80,290	56,775	26,341
Changes in production rates, timing and other (a)	72,503	81,272	61,796
Change in present value of future net revenues	(204,121)	235,146	304,347
Net change in present value of future income taxes	2,135	(2,332)	(2,877)
	(201,986)	232,814	301,470
Balance, beginning of year	796,580	563,766	262,296
Balance, end of year	$594,594	$796,580	$563,766
 __________

(a)
The Partnership's changes in Standardized Measure attributable to production rates, timing and other primarily represent changes in the Partnership's estimates of when proved reserve quantities will be realized. During the twelve months ended December 31, 2012 and 2011, the Partnership changed its development plans to include more infill drilling and, during the twelve months ended December 31, 2011 and 2010, the Partnership increased its development drilling capital plans, all of which had the effect of accelerating the estimated timing of development and realization of undeveloped proved reserves.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2012, 2011 and 2010

Selected Quarterly Financial Results
The following table provides selected quarterly financial results for the years ended December 31, 2012 and 2011:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Year ended December 31, 2012:
Oil and gas revenues	$50,705	$42,565	$46,385	$46,193
Total revenues:
As reported	$50,705	$88,872	$32,793	$50,455
Reclassification of derivative losses, net (a)	$(14,539)	$—	$—	$—
Adjusted	$36,166	$88,872	$32,793	$50,455
Total costs and expenses:
As reported	$36,954	$22,853	$27,149	$26,969
Reclassification of derivative losses, net (a)	$(14,539)	$—	$—	$—
Adjusted	$22,415	$22,853	$27,149	$26,969
Net income	$13,570	$65,249	$5,533	$23,211
Basic and diluted net income per common unit	$0.38	$1.82	$0.15	$0.65
Year ended December 31, 2011:
Oil and gas revenues	$49,782	$54,504	$55,200	$53,876
Total revenues:
As reported	$49,784	$54,504	$110,961	$53,876
Reclassification of derivative gains (losses), net (a)	$(44,609)	$17,700	$—	$(40,577)
Adjusted	$5,175	$72,204	$110,961	$13,299
Total costs and expenses:
As reported	$62,711	$967	$20,518	$60,775
Reclassification of derivative gains (losses), net (a)	$(44,609)	$17,700	$—	$(40,577)
Adjusted	$18,102	$18,667	$20,518	$20,198
Net income (loss)	$(12,727)	$52,930	$89,497	$(6,884)
Basic and diluted net income (loss) per common unit	$(0.38)	$1.59	$2.69	$(0.21)
 __________

(a)
The Partnership's first quarter 2012 and 2011 total revenues, as originally reported, excluded $14.5 million and $44.6 million of net derivative losses that have been reclassified to total revenues. During the second quarter of 2011, the Partnership recorded $17.7 million of net derivative gains in total costs and expenses that have been reclassified to total revenues. Additionally, the Partnership reported net derivative losses of $40.6 million in the fourth quarter of 2011 in total costs and expenses that have been reclassified to total revenues. The above reclassifications were recorded to conform to the presentation in the accompanying consolidated statements of operations for the year ended December 31, 2012.

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
Changes in internal control over financial reporting. There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.
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
As of December 31, 2012, management, with the participation of the General Partner's principal executive officer and principal financial officer, assessed the effectiveness of the Partnership's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Partnership maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2012, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Report, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Pioneer Natural Resources GP LLC and the
Unitholders of Pioneer Southwest Energy Partners L.P.
We have audited Pioneer Southwest Energy Partners L.P.'s (the "Partnership") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pioneer Southwest Energy Partners L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Pioneer Southwest Energy Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Southwest Energy Partners L.P. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 14, 2013

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership and Pioneer have entered into an Administrative Services Agreement pursuant to which Pioneer performs administrative services for the Partnership such as accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources. The agreement provides that Pioneer employees (including executive officers of the General Partner) will devote such portion of their time as may be reasonable and necessary for the operation of the Partnership's business. The executive officers of the General Partner devote significantly less than a majority of their time to the Partnership's business and the Partnership expects that to be the case for the foreseeable future. See "Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Services Agreement" for additional information about the Administrative Services Agreement.
Directors and Executive Officers of the General Partner
Unitholders are not entitled to elect the General Partner or the directors of the General Partner, or to directly or indirectly participate in the management or operation of the Partnership. As owner of the General Partner, Pioneer elects all the members of the Board of Directors. The General Partner owes a fiduciary duty to the Partnership, although the Partnership Agreement limits such duties and restricts the remedies available to unitholders for actions taken by the General Partner that might otherwise constitute breaches of fiduciary duties.
The following table sets forth certain information regarding the members of the Board of Directors and the executive officers of the General Partner.

Name	Age	Position
Phillip A. Gobe	60	Director
Alan L. Gosule	72	Director
Royce W. Mitchell	58	Director
Arthur L. Smith	60	Director
Scott D. Sheffield	60	Chairman of the Board of Directors and Chief Executive Officer
Richard P. Dealy	46	Executive Vice President, Chief Financial Officer, Treasurer and Director
Danny L. Kellum	58	Executive Vice President, Permian Operations and Director
Timothy L. Dove	56	President and Chief Operating Officer
Mark S. Berg	54	Executive Vice President and General Counsel
Chris J. Cheatwood	52	Executive Vice President, Business Development and Technology
Frank W. Hall	62	Vice President and Chief Accounting Officer
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Phillip A. Gobe was elected as a director of the General Partner in June 2009. Mr. Gobe joined Energy Partners, Ltd. as chief operating officer in December 2004 and became president in May 2005, and served in those capacities until his retirement in September 2007. Mr. Gobe also served as a director of Energy Partners, Ltd. from November 2005 until May 2008. Prior to that, Mr. Gobe served as Chief Operating Officer of Nuevo Energy Company from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Prior to that time, he held numerous operations and human resources positions with Vastar Resources, Inc. and Atlantic Richfield Company and its subsidiaries. Mr. Gobe is also a director of Scientific Drilling International, Inc. Subsequent to his retirement in September 2007, Energy Partners, Ltd. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in May 2009. Energy Partners, Ltd. emerged from bankruptcy in September of that same year. Mr. Gobe is a graduate of the University of Texas with a degree in history and earned his MBA at the University of Louisiana in Lafayette. Pioneer believes that Mr. Gobe is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his extensive senior management experience in the oil and gas industry.
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
Danny L. Kellum was elected a director of the General Partner in June 2009. Mr. Kellum was elected Executive Vice President, Permian Operations of the General Partner in February 2010, and prior to that served as Executive Vice President, Operations of the General Partner since June 2007. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President—Permian Operations of Pioneer in February 2010. Mr. Kellum had previously served as Executive Vice President—Domestic Operations of Pioneer from May 2000 until January 2010, and as Vice President—Domestic Operations from January 2000 until May 2000, and Vice President—Permian Division from August 1997 until December 1999. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation, and his service with Parker & Parsley included serving as Spraberry District Manager from 1989 until 1994 and as Vice President of the Spraberry and Permian Division until August 1997. Pioneer believes that Mr. Kellum is qualified to serve on the General Partner's Board of Directors based on his experience and education, as summarized above, and particularly, his role as Executive Vice President—Domestic Operations, his educational background and work experience in petroleum engineering and operations, and his deep knowledge of the General Partner's business resulting from his long tenure with Pioneer and its predecessor.
Royce W. Mitchell was elected as a director of the General Partner in April 2008. Mr. Mitchell has been self-employed as an executive consultant, focusing on advising audit committees of exploration and production companies, since January 2005, except

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Meetings and Committees of Directors
The Board of Directors held five meetings during 2012. During 2012, each of the directors attended at least 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings of all committees of the Board of Directors on which that director served.
The Board of Directors has two standing committees: the Audit Committee and the Conflicts Committee.
Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the Partnership's internal controls, financial statements and the audit process. The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors, approve all auditing services and related fees and the terms thereof, and pre-approve any permitted non-audit services to be rendered by the Partnership's independent auditors. The Audit Committee also is responsible for confirming the independence and objectivity of the Partnership's independent auditors. The members of the Audit Committee are Messrs. Mitchell (Chairman), Gobe, Gosule and Smith. The Board of Directors has determined that each member of the Audit Committee meets the independence standards of the NYSE and SEC applicable to members of the Audit Committee. Those standards require that the director not be an affiliate of the Partnership and that the director not receive from the Partnership, directly or indirectly, any consulting, advisory or other compensatory fees except for fees for services as a director. The Board of Directors also has determined that each of the Audit Committee members is financially literate and that Mr. Mitchell is an Audit Committee financial expert as defined by the SEC. The Audit Committee held nine meetings during 2012. Information regarding the functions performed by the Audit Committee and its membership also can be found in the Audit Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.

Conflicts Committee. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. At the request of the Board of Directors, the Conflicts Committee determines whether to approve the conflict of interest matter. The members of the Conflicts Committee must meet the independence and experience standards established by NYSE and SEC rules to serve on an audit committee of a board of directors, and certain other requirements. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership's partners and not a breach by the General Partner of any duties it may owe to the Partnership. The members of the Conflicts Committee are Messrs. Smith (Chairman), Gobe, Gosule and Mitchell. The Conflicts Committee held four meetings during 2012. Information regarding the functions performed by the Conflicts Committee and its membership also can be found in the Conflicts Committee's Charter, which is posted on the Partnership's website at www.pioneersouthwest.com.
Executive Sessions of Non-Management Directors, Procedure for Directly Contacting the Board of Directors and Whistleblower Policy
The Board of Directors holds regular executive sessions in which the four independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Section 16(a) Beneficial Ownership Reporting Compliance
The executive officers and directors of the General Partner and persons who beneficially own more than ten percent of the Partnership's common units are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common units of the Partnership, as well as changes in that ownership. Based solely on its review of reports and written representations that the Partnership has received, the Partnership believes that all required reports were timely filed during 2012.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
2012 DIRECTOR COMPENSATION TABLE
The table below summarizes the compensation paid to the non-employee directors of the General Partner during 2012:

Name	Fees Earned or Paid in Cash (1) ($)	Unit Awards (2),(3) ($)	Total ($)
Phillip A. Gobe	$62,502	$49,998	$112,500
Alan L. Gosule	$62,502	$49,998	$112,500
Royce W. Mitchell	$70,002	$49,998	$120,000
Arthur L. Smith	$70,002	$49,998	$120,000
 __________

(1)
Amounts represent fees earned or paid in cash for services as a director during 2012, including the cash portion of the annual base retainer fee and committee chairmanship or membership fees incurred in connection with service on the Board of Directors or any committee of the Board.

(2)
The amounts in this column represent the aggregate grant-date fair value of restricted unit awards made to the directors during 2012, calculated in accordance with ASC Topic 718 . The grant-date fair value is based on the closing price of the Partnership's common units as of the most recent trading day prior to the date the grants are awarded. The grant-date fair value of each unit award granted computed in accordance with ASC Topic 718 was $26.68. Additional detail regarding the Partnership's unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

(3)	Aggregate director unit awards for which restrictions had not lapsed as of December 31, 2012, totaled 7,496 units.
The Board of Directors believes providing competitive compensation is necessary to attract and retain qualified independent directors. The Board of Directors believes that the compensation package should require a significant portion of the total compensation package to be equity-based to align the interests of the directors and the Partnership's unitholders.
The elements of compensation for the non-employee directors for the 2012-2013 director year, which runs from May 2012 to May 2013, were as follows:

•	Each non-employee director receives an annual base retainer fee of $45,000, and an annual fee of $10,000 for service on one or more committees.

•	Audit Committee members receive an additional $7,500 annual fee.

•	Each non-employee director receives an annual equity award of $50,000 in restricted units, which vests one year following the date of the award.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
Compensation of Executive Officers
Compensation Discussion and Analysis
The Partnership is a master limited partnership and does not directly employ any of the individuals responsible for managing or operating the Partnership's business. All of the executive officers of the General Partner are executive officers of Pioneer and devote their time as needed to conduct the Partnership's business and affairs. The compensation paid by Pioneer to the executive officers of the General Partner is included within the total general and administrative costs incurred by Pioneer, which are allocated to the Partnership pursuant to a formula under the Administrative Services Agreement. No amounts payable under the Administrative Services Agreement are specifically based on services provided by the executive officers of the General Partner to the Partnership; rather, the administrative fee generally covers services provided to the Partnership by Pioneer and there is no direct reimbursement by the Partnership for the cost of such services. See "Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Services Agreement" for additional information about the allocation of expenses to the Partnership under the Administrative Services Agreement.
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
A full discussion of the compensation programs for Pioneer's executive officers and the policies and philosophy of the Compensation Committee of the Board of Directors of Pioneer will be set forth in the proxy statement for Pioneer's 2013 Annual Meeting of Stockholders under the heading "Compensation of Executive Officers," and the Partnership incorporates by reference that section of Pioneer's proxy statement into this Item 11. Pioneer's proxy statement will be available upon its filing on the SEC's website at www.sec.gov and on Pioneer's website at www.pxd.com under the heading "Investors — SEC Filings."
During 2012, the Board of Directors of the General Partner approved grants of equity awards to certain officers of the General Partner under the Partnership's 2008 Long-Term Incentive Plan, based on the recommendation of the Compensation Committee of the Board of Directors of Pioneer. Included among the officers receiving awards were Messrs. Sheffield and Dealy, who are among the "Named Executive Officers," or "NEOs," of Pioneer whose compensation will be disclosed by Pioneer in its 2013 Annual Meeting proxy statement. None of the cash compensation paid to or other benefits made available to the NEOs by Pioneer was allocated to the services they provide to the General Partner and, therefore, only the equity awards granted to them under the Partnership's 2008 Long-Term Incentive Plan are disclosed in the Compensation Discussion and Analysis section of this Report.
Pioneer Compensation Committee Actions in 2012
Philosophy
Pioneer's executive compensation program is designed to provide Pioneer's executive officers a performance-driven compensation package that allows Pioneer to attract, retain and motivate its executives to achieve optimal results for Pioneer and its stockholders. The Pioneer Compensation Committee (the "Committee") strives to create the proper allocation among long-term and short-term goals while ensuring a proper balance of risks in achieving goals. There are three main components of this compensation program:

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

•	Base salary, which is a stable and fixed amount near the median level as compared to Pioneer's peers;

•
Annual cash bonus incentive target levels, which are targeted to be near the median level as compared to Pioneer's peers, with payouts determined based on Pioneer and individual performance during the year; and

•
Annual grant of long-term incentive awards, which at the time of grant are targeted to be valued at or near the median level as compared to Pioneer's peers, subject to possible variance from the median based on internal equity and the need for retention, with realized value ultimately determined by the performance of Pioneer's stock over the succeeding three-year period.

Annual Long-Term Equity Incentives
In late 2011, the Committee began the process of determining the total dollar amount of the 2012 long-term incentive awards for each executive officer of Pioneer by meeting with its independent compensation consultant, Meridian Compensation Partners, LLC ("Meridian"), to review benchmarking data related to long-term incentive awards, including peers' median award levels in accordance with Pioneer's compensation philosophy. In January 2012, the Committee then reviewed each NEO's total compensation level and each NEO's performance to determine if unique performance issues, positive or negative, existed that should affect the value of the 2012 annual long-term incentive award. Although the Committee reviews the size and current value of prior long-term incentive awards, it did not consider these values in determining the 2012 long-term incentive award for the NEOs. The Committee believes that prior years' awards were a component of those specific years' total compensation and were not excessive, and future awards should be competitive with the NEO's current peer group positions in order to retain and motivate the NEO. At the Committee's regularly scheduled February 2012 meeting, the Committee concluded that each NEO should be eligible for an annual long-term incentive award targeted at approximately the median level for the NEO's position and accordingly made equity awards at that level.
The Committee next reviewed Pioneer's approach for delivering long-term incentives to its NEOs. As a part of its review, the Committee considered the balance of risk in the long-term incentive program, peer company practices, and input from senior management and Meridian. The Committee approved retaining the mix of long-term incentives for NEOs for 2012 at 25 percent performance units, 25 percent stock options, and 50 percent restricted shares. The Committee believed this mix of long-term incentive awards provided a good balance of risk, where restricted stock awards are time-based, full value awards, which avoid an "all or nothing" mentality; stock options provide benefits based on the appreciation of Pioneer's stock price on an absolute basis; and performance units provide benefits based on the performance of Pioneer's stock price in relation to Pioneer's peer group stock price.
For 2012, the approved dollar amounts of the long-term incentive awards granted to each NEO, and the allocation among the different types of awards, are shown in the table below. To arrive at the resulting number of restricted shares and target performance units awarded, the dollar value of the award was divided by the 30 trading day average closing price of Pioneer's common stock prior to February 1, 2012. To arrive at the number of stock options awarded, the dollar value of the award was divided by a Black Scholes value of Pioneer's stock, which was provided by Meridian.

		Allocation Among Awards
NEO	Total Value	Restricted Equity Awards	Performance Units	Stock Options
Scott D. Sheffield	$6,600,000	$3,300,000	$1,650,000	$1,650,000
Richard P. Dealy	2,200,000	1,100,000	550,000	550,000
With regard to Messrs. Sheffield and Dealy and in recognition of their substantial involvement in the management of the Partnership's business, the Committee desired that, of the 50 percent allocated to restricted equity awards, 40 percent should be allocated to restricted stock (or restricted stock units ("RSUs")) of Pioneer and 10 percent should be allocated to restricted phantom units payable in common units of the Partnership. The Committee based the 10 percent allocation of the restricted equity awards to Partnership common units on the relative market capitalizations of the two entities and believed that the allocation represented a reasonable allocation based on the relative amounts of time the NEOs spent on the Partnership's business. Accordingly, the Committee recommended to the Board of Directors of the General Partner that it consider the grant to those executives, who are also executive officers of the General Partner, of phantom awards payable in common units of the Partnership, having substantially similar terms to Pioneer's restricted stock awards. Pioneer also agreed that it would not require the direct reimbursement of the costs of acquiring the common units underlying the equity awards as otherwise would be permitted under the Administrative Services Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

After considering the recommendation of the Committee, the Board of Directors of the General Partner approved the grant of phantom units to the NEOs in February 2012 in the following amounts, in accordance with that recommendation:

NEO	Number of Phantom Units
Scott D. Sheffield	24,618
Richard P. Dealy	8,206
To arrive at the resulting number of Partnership common units awarded, the dollar value of the award was divided by the average closing price of the Partnership's common units over the same period the Committee used in connection with making restricted stock awards to Pioneer's NEOs. The terms of the phantom units are described below in "Narrative Disclosure for the 2012 Grants of Plan-Based Awards Table" following the 2012 Grants of Plan-Based Awards Table.
In approving the grants, the Board of Directors of the General Partner took into consideration (1) the desire to incent the NEOs to pursue the long-term success of the business of the Partnership, (2) the process followed by the Committee and its recommendation, as described above, (3) the amount of time each NEO spent during 2012 on the Partnership's business and the relative allocation of the value of the awards as between Pioneer's common stock and the Partnership's common units, (4) the accomplishments of management of the General Partner on behalf of the Partnership, including the success of the Partnership's drilling program, and (5) the fact that Pioneer would waive the right to be directly reimbursed for the cost of the Partnership's common units underlying the equity awards.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The Board of Directors of Pioneer Natural Resources GP LLC:
Richard P. Dealy
Phillip A. Gobe
Alan L. Gosule
Danny L. Kellum
Royce W. Mitchell
Scott D. Sheffield
Arthur L. Smith

 SUMMARY COMPENSATION TABLE
As previously noted, the cash compensation and benefits for the NEOs are included within the total general and administrative costs allocated to the Partnership pursuant to the Administrative Services Agreement, and thus were not specifically allocated to the services the NEOs performed for the Partnership in 2012. Information regarding the compensation paid to the NEOs as consideration for the services they perform for Pioneer will be reported in Pioneer's annual proxy statement. The information in the tables and discussion below relate solely to the equity awards granted in 2012, 2011 and 2010 to the NEOs under the Partnership's 2008 Long-Term Incentive Plan.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Change in Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)	(j)
Scott D. Sheffield Chairman of the Board of Directors and Chief Executive Officer	2012	N/A	N/A	$689,304	N/A	N/A	N/A	$689,304
	2011	N/A	N/A	$615,542	N/A	N/A	N/A	$615,542
	2010	N/A	N/A	$549,035	N/A	N/A	N/A	$549,035
Richard P. Dealy Executive Vice President and Chief Financial Officer	2012	N/A	N/A	$229,768	N/A	N/A	N/A	$229,768
	2011	N/A	N/A	$215,054	N/A	N/A	N/A	$215,054
	2010	N/A	N/A	$149,743	N/A	N/A	N/A	$149,743
 __________

(1)
Amounts reported for stock awards represent the grant date fair value of phantom unit awards in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures related to service-based vesting conditions. The Partnership valued its phantom unit awards based on the market-quoted closing price of the Partnership's common units on the last business day prior to the grant date of the awards. Additional detail regarding the Partnership's unit-based awards is included in Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and under the 2012 Grants of Plan-Based Awards table below. For additional information regarding phantom units owned by the NEOs as of December 31, 2012, see below under "2012 Outstanding Equity Awards at Fiscal Year End."

 2012 GRANTS OF PLAN-BASED AWARDS
The following table sets forth, for each NEO, information about grants of plan-based awards during 2012.

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (1) (#) (i)	Grant Date Fair Value of Stock and and Option Awards (2) ($) (l)
Scott D. Sheffield	2/22/2012	24,618	$689,304
Richard P. Dealy	2/22/2012	8,206	$229,768
 __________

(1)	The amounts reported in this column are the number of phantom units granted to each NEO in 2012.

(2)	Amounts for phantom unit awards represent their grant date fair value in accordance with ASC Topic 718.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Narrative Disclosure for the 2012 Grants of Plan-Based Awards Table
The 2012 awards of phantom units were issued under the Partnership's 2008 Long-Term Incentive Plan. The material terms of these awards are described below.
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
"Good reason" for purposes of Mr. Sheffield's award generally means (1) the assignment to him of duties materially inconsistent with his then current position or any other material adverse change in his position with Pioneer; (2) the failure of Pioneer to nominate him for re-election to Pioneer's Board of Directors, or any failure of Pioneer's stockholders to re-elect him to Pioneer's Board, unless due to his death, disability, termination for cause or voluntary resignation; or (3) a reduction in his base salary. For NEOs other than Mr. Sheffield, "good reason" generally means a demotion to an officer position at Pioneer junior to his then existing position, or to a non-officer position, or a reduction in base salary that is not a company-wide reduction and that is greater than 80 percent, or any reduction in base salary that is greater than 65 percent.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth, for each NEO, information regarding phantom units that were held as of December 31, 2012. No equity awards granted to executive officers of the General Partner had vested or been exercised as of December 31, 2012.

Equity Awards
Name (a)	Year	Number of Units that have not Vested (#) (g)		Market Value of Units that have not Vested (1) ($) (h)
Scott D. Sheffield	2012 2011 2010	24,618 19,140 24,144	(2) (3) (4)	$558,829 $434,478 $548,069
Richard P. Dealy	2012 2011 2010	8,206 6,687 6,585	(2) (3)(4)	$186,276 $151,795 $149,480
 __________

(1)	Based on the closing price of $22.70 of the Partnership's common units on December 31, 2012.

(2)
This award of phantom units vests in full on February 22, 2015, which is the third anniversary of the grant date. The vesting of this award will accelerate in full upon a change in control. In addition, the termination of the NEO's employment prior to the vesting date will affect the vesting of the award as described above in the section entitled "– Narrative Disclosure for the 2012 Grants of Plan-Based Awards Table.

(3)
This award of phantom units vests in full on February 15, 2014, which is the third anniversary of the grant date. The vesting of this award will accelerate in full upon a change in control. In addition, the termination of the NEO's employment prior to the vesting date will affect the vesting of the award as described above in the section entitled "– Narrative Disclosure for the 2012 Grants of Plan-Based Awards Table."

(4)
This award of phantom units vests in full on March 4, 2013, which is the third anniversary of the grant date. The vesting of this award will accelerate in full upon a change in control. In addition, the termination of the NEO's employment prior to the vesting date will affect the vesting of the award as described above in the section entitled "– Narrative Disclosure for the 2012 Grants of Plan-Based Awards Table."

Pension Benefits; Nonqualified Deferred Compensation
The Partnership does not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for its NEOs. The NEOs participate in a defined contribution 401(k) retirement plan and a non-qualified deferred compensation plan sponsored by Pioneer. Disclosure regarding NEOs' benefits under the 401(k) plan and the non-qualified deferred compensation is not provided in this Report, but will be provided in Pioneer's 2013 Annual Meeting proxy statement.
Potential Payments Upon Termination or Change in Control
There are no employment agreements currently in effect between the Partnership and any NEO. Pioneer has entered into Severance Agreements and Change in Control Agreements with the NEOs, and the expenses associated with those agreements are borne by Pioneer and are not reimbursable by the Partnership except to the extent includable within Pioneer's total general and administrative costs allocable to the Partnership pursuant to the Administrative Services Agreement. Because the NEOs do not perform services solely on behalf of the Partnership, a quantification of their potential benefits under the Severance Agreements and Change in Control Agreements is not provided but will be disclosed in Pioneer's 2013 Annual Meeting proxy statement.
Compensation Committee Interlocks and Insider Participation
As previously discussed, the Board of Directors is not required to maintain, and does not maintain, a compensation committee. Scott D. Sheffield, the General Partner's Chairman of the Board and Chief Executive Officer, serves as the Chairman of the Board and Chief Executive Officer of Pioneer, and Richard P. Dealy, a director of the General Partner and the General Partner's Executive Vice President, Chief Financial Officer and Treasurer, and Danny L. Kellum, a director of the General Partner and the General Partner's Executive Vice President, Permian Operations, serve as executive officers of Pioneer. All compensation decisions with respect to each of these persons are made by the Compensation Committee of the Board of Directors of Pioneer (except with respect to awards under the Partnership's 2008 Long-Term Incentive Plan, which are granted by the Board of Directors, if any are

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

granted). With the exception of the foregoing, none of the executive officers of the General Partner serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors. See "Item 13. Certain Relationships and Related Transactions, and Director Independence."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following table sets forth the beneficial ownership of the Partnership's common units as of March 12, 2013 by (i) each person known by the Partnership to beneficially own five percent or more of the outstanding units; (ii) each member of the Board of Directors; (iii) each NEO; and (iv) all directors and executive officers of the General Partner as a group.
Unless otherwise noted, the persons named below have sole voting power and investment power with respect to such units.

Name of Person or Identity of Group	Number of Units	Percentage of Class (a)
Pioneer Natural Resources USA, Inc. (b) 5205 N. O'Connor Blvd. Suite 200 Irving, TX 75039	18,721,200	52.4

Scott D. Sheffield (c)	26,015	(d)
Richard P. Dealy (c)	23,822	(d)
Danny L. Kellum (c)	2,292	(d)
Phillip A. Gobe (e)	23,337	(d)
Alan L. Gosule (e)	14,318	(d)
Royce W. Mitchell (e)	12,818	(d)
Arthur L. Smith (e)	12,818	(d)
All directors and executive officers as a group (c) (11 persons)	152,914	(d)

 __________

(a)	Based on 35,713,700 common units outstanding.

(b)	Pioneer Natural Resources USA, Inc. is a wholly-owned subsidiary of Pioneer, and therefore Pioneer also beneficially owns these common units.

(c)
Excludes the following number of unvested phantom units that will vest on the third anniversary of the date of grant, subject to the officer's continuing in the employ of the General Partner: Mr. Sheffield, 65,043; Mr. Dealy, 21,780; and Mr. Kellum, 12,076.

(d)	Does not exceed one percent of class.

(e)	Includes restricted units awarded to the General Partner's independent directors under the Pioneer Southwest Energy Partners L.P. 2008 Long-Term Incentive Plan.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table sets forth, as of March 12, 2013, the number of shares of common stock of Pioneer owned by (i) each member of the Board of Directors; (ii) each NEO; and (iii) all directors and executive officers of the General Partner as a group:

Name of Person or Identity of Group	Number of Shares	Percentage of Class (a)
Scott D. Sheffield (c) (d) (e) (f)	769,318	(b)
Richard P. Dealy (c) (d) (f)	221,848	(b)
Danny L. Kellum (c) (d) (f)	45,522	(b)
Phillip A. Gobe	—	—
Alan L. Gosule	—	—
Royce W. Mitchell	—	—
Arthur L. Smith	—	—
All directors and executive officers as a group (11 persons) (c) (d) (e) (f)	1,639,069	1.2

 __________

(a)	Based on 136,417,530 shares of common stock outstanding.

(b)	Does not exceed one percent of class.

(c)
Includes the following number of shares subject to exercisable stock options: Mr. Sheffield, 44,000; Mr. Dealy, 42,368; and all directors and executive officers as a group, 197,231. Includes the following number of unvested restricted shares: Mr. Dealy, 50,145; Mr. Kellum, 4,158; and all directors and executive officers as a group, 169,013.

(d)
Includes the following number of shares held in each respective officer's 401(k) account: Mr. Sheffield, 22,022; Mr. Dealy, 310; Mr. Kellum, 265; and all directors and executive officers as a group, 23,076.

(e)
Mr. Sheffield's beneficial ownership includes (i) 37,827 shares held in his investment retirement account, (ii) 40,000 shares owned by a trust whose beneficiaries are members of Mr. Sheffield's family and for which he serves as a trustee, but Mr. Sheffield has no beneficial interest in the trust, and (iii) 40,000 shares owned by a trust whose beneficiaries are members of Mr. Sheffield's family and for which Mr. Sheffield's spouse serves as trustee, but Mr. Sheffield has no beneficial interest in the trust.

(f)	Excludes the performance units that will vest if and to the extent predetermined performance targets are achieved.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about the Partnership's equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (b)
Pioneer Southwest Energy Partners L.P.:
2008 Long-Term Incentive Plan	—	$—	2,848,765

 __________

(a)
There were no outstanding options, warrants or equity rights awarded under the Partnership's equity compensation plans as of December 31, 2012. The securities do not include restricted units awarded under the 2008 Long-Term Incentive Plan.

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
As of March 12, 2013, affiliates of the General Partner, including its directors and executive officers, owned 18.9 million common units representing 52.9 percent of the common units outstanding. In addition, the General Partner owned a 0.1 percent general partner interest in the Partnership.
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

Ongoing Operations
Distributions of available cash to the General Partner and its affiliates
The Partnership makes cash distributions to its partners, including the General Partner and its affiliates, as the holders of common units and general partner units. During 2012, Pioneer received a total of $38.8 million in distributions from the Partnership in respect of its common units and general partner units.

Payments to the General Partner and its affiliates
The Partnership Agreement requires the Partnership to reimburse the General Partner and its affiliates for all actual direct and indirect expenses they incur or actual payments they make on the Partnership's behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner and its affiliates in connection with operating the Partnership's business. These expenses include salary, bonus, incentive compensation (including equity compensation) and other amounts paid to persons who perform services for the Partnership or on its behalf. Pioneer is entitled to determine in good faith the expenses that are allocable to the Partnership. To implement a portion of this Partnership Agreement requirement, the Partnership and Pioneer have entered into the Administrative Services Agreement, which establishes a formula by which a portion of Pioneer's overhead expenses is allocated to the Partnership. See "— Administrative Services Agreement" below. Pursuant to operating agreements with Pioneer, the Partnership is charged an operating overhead fee, and from time to time, the Partnership may pay Pioneer for incremental interests in deeper horizons in downspaced wells, such as 20-acre infill wells. See " — Operating Agreements" below. Additionally, Pioneer is a minority owner of certain gas processing plants that process a portion of the Partnership's wet gas and retain as compensation a portion of the Partnership's dry gas residue and NGL value. See "— Gas Processing Arrangements" below. The Partnership has agreed to pay Pioneer for the Partnership's share of state and local income and other taxes. See "— Tax Sharing Arrangement" below.

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
Administrative Services Agreement
Pursuant to the Administrative Services Agreement, Pioneer agreed to perform, either itself or through its affiliates or other third parties, administrative services for the Partnership, and the Partnership agreed to reimburse Pioneer for its expenses incurred in providing such services. Currently, expenses are reimbursed based on a methodology of determining the Partnership's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer. Under this methodology, the per BOE cost for services during any period is determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of Pioneer (excluding the Partnership's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to Pioneer's Alaskan operations, by (ii) the sum of (x) the United States production during such period of the Partnership and Pioneer, excluding any production attributable to Alaskan operations, plus (y) the volumes delivered by Pioneer and the Partnership under all volumetric production payment obligations during such period (which obligations terminated on December 31, 2010). The costs of all awards to the Partnership's independent directors under the Partnership's long-term incentive plan are borne by the Partnership, and are not included in the foregoing formula. The administrative fee is determined by multiplying the per BOE costs by the Partnership's total production (including volumes delivered by the Partnership under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

by Pioneer if actual amounts are not available. In addition, Pioneer is reimbursed for any out-of-pocket expenses it incurs on the Partnership's behalf. The Administrative Services Agreement can be terminated by the Partnership or Pioneer at any time upon 90 days notice. The Partnership paid a total of $4.9 million to Pioneer under this agreement during 2012.
Omnibus Agreement, Omnibus Operating Agreements and Operating Agreements
Pioneer is the operator of all of the Partnership's properties. Upon the closing of the Partnership's initial public offering in May 2008, the Partnership and Pioneer entered into an Omnibus Agreement (the "IPO Omnibus Agreement") and an Omnibus Operating Agreement (the "IPO Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with the initial public offering. In addition, in connection with the acquisition of properties by the Partnership from Pioneer in August 2009, the Partnership and Pioneer entered into an Omnibus Operating Agreement (the "2009 Omnibus Operating Agreement") to govern their relationship with respect to the properties the Partnership acquired in connection with that acquisition.
Area of Operations. The IPO Omnibus Agreement limits the Partnership's area of operations to onshore Texas and the southeast region of New Mexico, comprising Chaves, Curry, De Baca, Eddy, Lincoln, Lea, Otero and Roosevelt counties. Pioneer has the right to expand the Partnership's area of operations, but has no obligation to do so.
Operations. As stated above, Pioneer is the operator of all of the Partnership's properties, and Pioneer and the Partnership have entered into operating agreements with respect to the Partnership's properties. Pursuant these agreements, the Partnership pays Pioneer overhead charges associated with operating the Partnership's oil and gas properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). Overhead charges are usually paid by third parties to the operator of a well pursuant to operating agreements. The Partnership also pays Pioneer for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.
In addition, pursuant to the IPO Omnibus Operating Agreement and the 2009 Omnibus Operating Agreement, the Partnership has agreed to certain restrictions and limitations on its ability to exercise certain rights that would otherwise be available to it under the operating agreements that govern the Partnership's properties where Pioneer is the operator. For example, the Partnership will not object to attempts by Pioneer to develop the leasehold acreage surrounding the Partnership's wells; the Partnership is restricted in its ability to remove Pioneer as the operator; Pioneer-proposed operations will take precedence over any conflicting operations that the Partnership proposes; and the Partnership must allow Pioneer to use certain of the Partnership's production facilities in connection with other properties operated by Pioneer, subject to capacity limitations.
As previously noted, the Partnership's interest in a number of its wells is limited to only those rights that are necessary to produce hydrocarbons from those particular wellbores (often referred to as wellbore interests), and do not include the right to drill additional wells (other than replacement wells or downspaced wells, such as 20-acre infill wells) within the area covered by the mineral or leasehold interest to which that wellbore relates. In addition, the Partnership's operations with respect to these wellbore interests are limited to the interval from the surface to the depth of the deepest producing perforation in the wellbore, plus an additional 100 feet as a vertical easement for operating purposes only. The IPO Omnibus Operating Agreement gives the Partnership the contractual right to participate in downspaced wells proposed by Pioneer on the same working interest percentage basis as it has in the related wellbore interest. However, the agreement provides that, if the new well proposed by Pioneer is to be drilled to deeper formations than the Partnership has a right to with respect to the related wellbore interest and completed in or commingled with production from a producing perforation in the Partnership wellbore, the Partnership has the right to participate in the new well and would be required to pay the fair market value for its pro rata share of the interests associated with those greater depths. As of December 31, 2012, the Partnership had elected to participate in three such downspaced wells, and of the wells to be drilled in 2013, the Partnership anticipates it will participate in five such downspaced wells. The Partnership, with the approval of the Conflicts Committee, and Pioneer have agreed to assign a fair market value to the additional depths based on the average cost of Pioneer's acquisition of the right to drill in the surrounding areas over the prior twelve months, subject to an independent review of the supporting data. In 2012, the cost to the Partnership for such additional rights totaled $62 thousand, and the Partnership anticipates that the aggregate cost for such additional rights for the five wells to be drilled in 2013 will be approximately $100 thousand.
2012 Leasehold Acquisition
During 2012, Pioneer entered into agreements with an unaffiliated third party to lease 5,223 acres in Midland County in West Texas to allow Pioneer to explore, develop and produce oil and gas from the properties, of which 4,263 acres have been or are expected to be assigned to the Partnership. In October 2012, Pioneer entered into leases for 3,063 acres, and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for the payment to Pioneer of a pro rata share of Pioneer's acquisition costs for a total of $6.3 million. Pioneer and the Partnership have also agreed that Pioneer will assign to the Partnership an undivided 94 percent of Pioneer's interest in the remaining acreage upon the completion of Pioneer's acquisition

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

on the same terms, consideration for which is expected to total $2.5 million, net to the Partnership. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about this acquisition.
Gas Processing Arrangements
Pioneer owns an approximate 27 percent interest in the Midkiff/Benedum gas processing plant and an approximate 30 percent interest in the Sale Ranch gas processing plant. These plants process wet gas from producing wells, and retain as compensation 16 percent and 20 percent, respectively, of the dry gas residue and NGL value. Substantially all of the Partnership's total NGL and gas sales revenues in 2012 were from the sale of NGL and gas processed through the Midkiff/Benedum and Sale Ranch gas processing plants.
Tax Sharing Agreement
The Partnership and Pioneer have entered into a Tax Sharing Agreement, pursuant to which the Partnership agreed to pay Pioneer for its share of state and local income and other taxes, currently only the Texas Margin tax, for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. During 2012, the Partnership recorded a payable to Pioneer of $70 thousand under this agreement.
Policies and Procedures for Review, Approval and Ratification of Related Person Transactions
The Partnership's Governance Guidelines provide that independent directors are to periodically review all transactions that would require disclosure under Item 404(a) of SEC Regulation S-K, and make a recommendation to the Board of Directors regarding the initial authorization or ratification of any such transaction. All of the transactions disclosed in this Item 13 entered into since January 1, 2012, were either pursuant to agreements in place at the time of the Offering and accordingly were not required to be reviewed, ratified or approved pursuant to the Governance Guidelines, or were so reviewed, ratified or approved.
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
The Audit Committee of the Board of Directors of the General Partner selected Ernst & Young LLP as the independent registered public accounting firm to audit the Partnership's consolidated financial statements for the year ended December 31, 2012.
Fees Incurred by the Partnership for Services Provided by Ernst & Young LLP
The following table shows the fees paid or accrued by the Partnership for audit services provided by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees (a)	$409,913	$557,808
Audit-related fees (b)	—	—
Tax fees (b)	—	—
All other fees (b)	—	—
	$409,913	$557,808
 __________

(a)
Audit fees represent fees for professional services provided in connection with the (i) the audit of the Partnership's annual consolidated financial statements included in this Annual Report on Form 10-K, (ii) reviews of the Partnership's quarterly financial statements included in its Quarterly Reports on Form 10-Q, and (iii) services in connection with the Partnership's

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

other filings with the SEC, including review and preparation of registration statements, comfort letters, consents and research necessary to comply with generally accepted auditing standards.

(b)	There were no audit-related fees, tax fees or other fees paid to Ernst & Young LLP for services in 2012 or 2011.
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
All 2012 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Partnership are included in "Item 8. Financial Statements and Supplementary Data":

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Partners' Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)	Exhibits
The exhibits to this Report required to be filed pursuant to Item 15(b) are listed below and in the "Exhibit Index" attached hereto.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as part of the Report or they are inapplicable.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibits

Exhibit Number			Description
2.1		—
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

10.6	(a)	—	Second Amendment dated December 17, 2012 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC.
10.7	H	—
Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8	H	—
Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.9		—
Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership's general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 11, 2013).

10.1		—
Amended and Restated Credit Agreement entered into as of March 29, 2012, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on April 3, 2012).

10.1		—
Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.1	H	—
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
 __________

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner
Date:	March 14, 2013

		By:	/s/ Scott D. Sheffield
Scott D. Sheffield
Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 14, 2013
Scott D. Sheffield

/s/ Richard P. Dealy	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer)	March 14, 2013
Richard P. Dealy

/s/ Frank W. Hall	Vice President and Chief Accounting Officer (principal accounting officer)	March 14, 2013
Frank W. Hall

/s/ Phillip A. Gobe	Director	March 14, 2013
Phillip A. Gobe

/s/ Alan L. Gosule	Director	March 14, 2013
Alan L. Gosule

/s/ Danny L. Kellum	Director	March 14, 2013
Danny L. Kellum

/s/ Royce W. Mitchell	Director	March 14, 2013
Royce W. Mitchell

/s/ Arthur L. Smith	Director	March 14, 2013
Arthur L. Smith

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibits

Exhibit Number			Description
2.1		—
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

10.6	(a)	—	Second Amendment dated December 17, 2012 to Omnibus Operating Agreement dated May 6, 2008, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC.
10.7	H	—
Form of Restricted Unit Award Agreement for Initial Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.8	H	—
Form of Restricted Unit Award Agreement for Annual Grants to Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on May 2, 2008).

10.9		—
Indemnification Agreement between the Partnership and Phillip A. Gobe, together with a schedule identifying other substantially identical agreements between the Partnership and each non-employee director of the Partnership's general partner identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on March 11, 2013).

10.10		—
Amended and Restated Credit Agreement entered into as of March 29, 2012, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the certain lenders (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on April 3, 2012).

10.11		—
Omnibus Operating Agreement dated August 31, 2009, between Pioneer Natural Resources USA, Inc. and Pioneer Southwest Energy Partners USA LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on September 3, 2009).

10.12	H	—
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
__________

(a)	Filed herewith.

(b)	Furnished herewith.

H	Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).
*Pursuant to the rules of the Commission, the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.