Form 10-Q
period 2013-03-31
Pioneer Southwest Energy Partners L.P.
filed 2013-05-08
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common units outstanding as of May 2, 2013         35,713,700

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
These risks and uncertainties include, among other things, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer Natural Resources Company and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing, fractionation and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$605	$1,601
Accounts receivable - trade	19,332	15,651
Inventories	1,186	1,388
Prepaid expenses	175	228
Deferred income taxes	146	89
Derivatives	4,333	4,553
Total current assets	25,777	23,510
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	592,834	556,915
Unproved properties	5,480	5,682
Accumulated depletion, depreciation and amortization	(170,426)	(163,542)
Total property, plant and equipment	427,888	399,055
Derivatives	7,465	7,227
Other, net	1,033	1,097
	$462,163	$430,889
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$21,071	$15,557
Due to affiliates	519	1,277
Interest payable	168	9
Income taxes payable to affiliate	127	70
Derivatives	12,711	13,390
Asset retirement obligations	600	900
Other current liabilities	193	146
Total current liabilities	35,389	31,349
Long-term debt	154,000	126,000
Derivatives	263	150
Deferred income taxes	376	156
Asset retirement obligations	11,401	11,201
Other noncurrent liabilities	289	400
Partners' equity:
General partner's interest - 35,750 general partner units issued and outstanding	414	416
Limited partners' interest - 35,713,700 common units issued and outstanding	260,031	261,217
Total partners' equity	260,445	261,633
Commitments and contingencies
	$462,163	$430,889

The financial information included as of March 31, 2013 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil and gas	$47,658	$50,705

Costs and expenses:
Oil and gas production	14,087	10,974
Production and ad valorem taxes	4,147	3,794
Depletion, depreciation and amortization	6,884	4,832
General and administrative	1,898	1,887
Accretion of discount on asset retirement obligations	207	188
Interest	837	309
Derivative losses, net	2,208	14,539
Other	—	433
	30,268	36,956

Income before income taxes	17,390	13,749
Income tax provision	(220)	(179)
Net income	$17,170	$13,570

Allocation of net income applicable to the Partnership:
General partner's interest	$17	$14
Limited partners' interest	17,100	13,523
Unvested participating securities' interest	53	33
Net income applicable to the Partnership	$17,170	$13,570

Net income per common unit - basic and diluted	$0.48	$0.38

Weighted average common units outstanding—basic and diluted	35,714	35,714

Distributions declared per common unit	$0.52	$0.51

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partners' Equity	Limited Partners' Equity	Total Partners' Equity
Balance as of December 31, 2012	36	35,714	$416	$261,217	$261,633
Cash distributions declared ($0.52 per unit)	—	—	(19)	(18,571)	(18,590)
Net income	—	—	17	17,153	17,170
Contributions of unit-based services	—	—	—	232	232
Balance as of March 31, 2013	36	35,714	$414	$260,031	$260,445

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$17,170	$13,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	6,884	4,832
Deferred income taxes	163	43
Accretion of discount on asset retirement obligations	207	188
Amortization of debt related costs	64	45
Amortization of unit-based compensation	232	170
Commodity derivative related activity	(584)	8,465
Other noncash expense	—	433
Change in operating assets and liabilities:
Accounts receivable	(3,681)	(984)
Inventories	202	(35)
Prepaid expenses	53	25
Accounts payable	1,878	2,042
Interest payable	159	117
Income taxes payable to affiliate	57	136
Asset retirement obligations	(356)	(447)
Other current liabilities	(64)	—
Net cash provided by operating activities	22,384	28,600
Cash flows from investing activities:
Additions to oil and gas properties	(32,790)	(23,308)
Net cash used in investing activities	(32,790)	(23,308)
Cash flows from financing activities:
Borrowings under credit facility	28,000	67,000
Principal payments on credit facility	—	(49,000)
Payment of financing fees	—	(1,261)
Distributions to unitholders	(18,590)	(18,232)
Net cash provided by (used in) financing activities	9,410	(1,493)
Net increase (decrease) in cash	(996)	3,799
Cash, beginning of period	1,601	1,176
Cash, end of period	$605	$4,975

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE A. Partnership and Nature of Operations
Pioneer Southwest Energy Partners L.P. (the "Partnership") is a Delaware limited partnership that was formed in June 2007 by Pioneer Natural Resources Company (together with its subsidiaries, "Pioneer") to own, acquire, explore and develop oil and gas assets in the Partnership’s area of operations. The Partnership’s area of operations consists of onshore Texas and eight counties in the southeast region of New Mexico.
As of March 31, 2013, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages the Partnership.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
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
NOTE C. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The three input levels of the fair value hierarchy are as follows:

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
March 31, 2013
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The following table presents the Partnership's assets and liabilities that are measured at fair value as of March 31, 2013:

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$—	$11,798	$—	$11,798
Liabilities:
Commodity derivatives	$—	$12,974	$—	$12,974
Commodity derivatives. The Partnership's commodity derivatives represent oil and gas swap contracts and collar contracts with short puts. The asset and liability measurements for the Partnership's oil and gas swap contracts and collar contracts with short puts represent Level 2 inputs in the hierarchy priority. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
The asset and liability values attributable to the Partnership's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curves and (iv) the implied rate of volatility inherent in the options underlying the Partnership's collar contracts with short puts, which is based on independent active market-quoted volatility factors.
Financial instruments not carried at fair value. The carrying values and fair values of financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$154,000	$150,352	$126,000	$123,635
Credit facility. The fair value of debt is characterized as a Level 2 measurement in the fair value hierarchy and is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted London Interbank Offered Rate ("LIBOR") yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.
The Partnership has other financial instruments consisting primarily of cash, receivables, prepaids, payables and other current assets and liabilities whose carrying values approximate their fair values due to the nature of the instruments and their relatively short maturities.
NOTE D. Derivative Financial Instruments
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

 Oil production derivative activities. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the volumes per day in barrels ("BBLs") outstanding as of March 31, 2013 under the Partnership's oil derivative contracts and the weighted average NYMEX prices per BBL for those contracts as of March 31, 2013:

	Nine Months Ending December 31,	Year Ending December 31,
	2013	2014
Collar contracts with short puts:
Volume (BBLs per day)	1,750	5,000
Average price per BBL:
Ceiling	$116.00	$105.74
Floor	$88.14	$100.00
Short put	$73.14	$80.00
Swap contracts:
Volume (BBLs per day)	3,000	—
Average price per BBL	$81.02	$—
 Gas production derivative activities. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership utilizes derivative contracts to manage its gas price volatility. The following table sets forth the volumes in millions of British Thermal Units ("MMBTUs") under outstanding gas derivative contracts and the weighted average index prices per MMBTU for those contracts as of March 31, 2013:

	Nine Months Ending December 31,	Year Ending December 31,
	2013	2014	2015
Collar contracts with short puts:
Volume (MMBTUs per day)	—	—	5,000
Average price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Swap contracts:
Volume (MMBTUs per day)	2,500	5,000	—
Average price per MMBTU	$6.89	$4.00	$—
Basis swap contracts:
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
__________

(a)
Subsequent to March 31, 2013, the Partnership entered into additional collar contracts for 824 MMBTUs per day, 2,500 MMBTUs per day and 2,500 MMBTUs per day for the second, third and fourth quarters of 2013, respectively, with a ceiling price of $4.50 per MMBTU and a floor price of $4.00 per MMBTU.

Tabular disclosure of derivative financial instruments. All of the Partnership's derivatives are accounted for as non-hedge derivatives as of March 31, 2013 and December 31, 2012 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. During the three months ended March 31, 2013 and 2012, the Partnership recognized derivative losses on commodity contracts of $2.2 million and $14.5 million, respectively, which are reflected in net derivative losses in the accompanying consolidated statement of operations. The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting agreements, which, in an event of default,

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

allows the Partnership to offset payables to and receivables from the defaulting counterparty, as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty.
The aggregate fair value of the Partnership's derivative instruments reported in the consolidated balance sheets by commodity and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2013
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives
Derivatives - current	$4,821	$(488)	$4,333
Derivatives - noncurrent	7,526	(61)	7,465
			$11,798
Liability Derivatives
Derivatives - current	$13,199	$(488)	$12,711
Derivatives - noncurrent	324	(61)	263
			$12,974

Fair Value of Derivative Instruments as of December 31, 2012
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives
Derivatives - current	$4,553	$—	$4,553
Derivatives - noncurrent	7,278	(51)	7,227
			$11,780
Liability Derivatives
Derivatives - current	$13,390	$—	$13,390
Derivatives - noncurrent	201	(51)	150
			$13,540
The Partnership uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Partnership does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Partnership's credit risk policies and procedures.
NOTE E. Exploratory Costs
The Partnership capitalizes exploratory well costs until a determination is made that the well has either found proved reserves, is impaired or is sold. The Partnership's capitalized exploratory well costs are presented in proved properties in the accompanying consolidated balance sheets. If the exploratory well is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table reflects the Partnership's capitalized exploratory well activity during the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
(in thousands)
Beginning capitalized exploratory costs	$—
Additions to exploratory costs pending the determination of proved reserves	7,373
Reclassification due to determination of proved reserves	(5,048)
Ending capitalized exploratory costs (a)	$2,325
__________

(a)	All capitalized exploratory costs are aged less than one year based on the date drilling was completed.
NOTE F. Long-term Debt
The Partnership maintains a Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that has aggregate loan commitments of $300 million that expires in March 2017. As of March 31, 2013, the Partnership had $154.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $122.4 million at March 31, 2013.
During March 2013, the Partnership amended the Credit Facility to clarify the timing of the requirement to maintain swap contracts on at least 50 percent of forecasted production (the “minimum hedging requirement”).  Prior to the amendment, the minimum hedging requirement was for all periods through December 31, 2014 and thereafter on a rolling basis of not less than two years or to March 2017 (the “Maturity Date”).  The amended minimum hedging requirement includes all periods through December 31, 2014 and thereafter on a rolling basis of not less than four quarters, but in no case past the Maturity Date.  The Partnership accounted for the amendment as a modification of the existing Credit Facility.
NOTE G. Incentive Plans
Unit-based awards. For the three months ended March 31, 2013, the Partnership recognized $290 thousand of unit-based compensation, as compared to $230 thousand for the three months ended March 31, 2012. As of March 31, 2013, there was $1.8 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.
The following table reflects the Partnership's outstanding unit-based awards as of March 31, 2013 and the activity related thereto for the three months ended March 31, 2013:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,496	102,644
Units granted	—	32,242
Lapse of restrictions	—	(35,118)
Outstanding at March 31, 2013	7,496	99,768

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE H. Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Partnership's asset retirement obligation activity during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Beginning asset retirement obligations	$12,101	$10,315
Liabilities settled	(356)	(447)
New wells placed on production	49	48
Accretion of discount	207	188
Ending asset retirement obligations	$12,001	$10,104
NOTE I. Related Party Transactions
Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Producing well overhead (COPAS) fees	$2,887	$2,668
Payment of lease operating and supervision charges	2,641	2,514
Drilling and completion related charges	13,019	9,856
General and administrative expenses	1,256	1,229
Total	$19,803	$16,267
As of March 31, 2013, the Partnership has a net accounts payable – due to affiliates in the accompanying consolidated balance sheet of $519 thousand, representing a $1.3 million payable to Pioneer for general and administrative expenses and a $108 thousand payable to Pioneer for other miscellaneous items, offset by a $845 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer. As of December 31, 2012, the Partnership's net accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $1.3 million includes a $1.4 million payable to Pioneer for general and administrative expenses and a $106 thousand payable to Pioneer for other miscellaneous items, offset by a $266 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer.
As of March 31, 2013 and December 31, 2012, the Partnership had $127 thousand and $70 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.
The General Partner annually awards restricted common units to directors under the LTIP. The Partnership paid the General Partner $49 thousand and $53 thousand during the three months ended March 31, 2013 and 2012, respectively, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 32,242 and 37,487 phantom units during the three months ended March 31, 2013 and 2012, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer. Distributions on the phantom units will be paid concurrently with distributions paid to holders of common units. Associated

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

therewith, the Partnership recognized general and administrative expense during the three months ended March 31, 2013 of $242 thousand, of which $232 thousand was noncash, as compared to $177 thousand, of which $170 thousand was noncash, for the three months ended March 31, 2012.
NOTE J. Income Taxes
The Partnership's income tax provisions, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Current:
U.S. state	$57	$136
Deferred:
U.S. state	163	43
	$220	$179
The Partnership's net deferred tax attributes represented current assets of $146 thousand and $89 thousand as of March 31, 2013 and December 31, 2012, respectively, and noncurrent liabilities of $376 thousand and $156 thousand as of March 31, 2013 and December 31, 2012, respectively. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership pays Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of March 31, 2013 and December 31, 2012, the Partnership had $127 thousand and $70 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.
NOTE K. Subsequent Event
Distribution declaration. In April 2013, the Partnership declared a cash distribution of $0.52 per common unit for the period from January 1, 2013 to March 31, 2013. The distribution is payable on May 10, 2013 to unitholders of record at the close of business on May 3, 2013. Associated therewith, the Partnership expects to pay $18.6 million of aggregate distributions.
On May 7, 2013, Pioneer delivered a proposal to the chairman of the Conflicts Committee (the “Conflicts Committee”) of the General Partner to acquire all of the outstanding common units of the Partnership that are held by unitholders other than Pioneer or its subsidiaries for consideration of 0.2234 of a share of common stock of Pioneer for each outstanding common unit of the Partnership held by such unitholders in a transaction to be structured as a merger of the Partnership with a wholly-owned subsidiary of  Pioneer.  In proposing the 0.2234 exchange ratio, Pioneer stated that it has assumed that a regular quarterly common unit distribution of $0.52 per common unit will be declared in July 2013 and that, thereafter, common unit distributions will be suspended while the transaction is pending.  The proposal was referred to the Conflicts Committee of the general partner, which will study, review and evaluate the proposal. The consummation of the transactions contemplated by Pioneer's proposal is subject to Pioneer board approval, approval of the Conflicts Committee and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
Highlights of the Partnership's financial and operating performance for the first quarter of 2013 include:

•
Net income increased to $17.2 million ($0.48 per common unit) for the first quarter of 2013, as compared to net income of $13.6 million ($0.38 per common unit) for the first quarter of 2012. The $3.6 million ($0.10 per common unit) increase in net income during the first quarter of 2013, as compared to the first quarter of 2012, is primarily attributable to:

◦	a $12.3 million decrease in net derivative losses; partially offset by

◦
a $3.0 million decrease in oil and gas sales as a result of 14 percent and 11 percent decreases in average oil and NGL prices, respectively, partially offset by a 36 percent increase in average gas prices and a four percent increase in daily sales volumes on a BOE basis;

◦	a $3.1 million increase in oil and gas production costs, primarily due to inflation of well services costs and increases in salt water disposal costs;

◦	a $2.1 million increase in depreciation, depletion and amortization ("DD&A") expense primarily due to higher sales volumes and proved property carrying values; and

◦	a $528 thousand increase in interest expense due primarily to increased borrowings under the Partnership's Credit Facility.

•	The Partnership's three-rig drilling program added 12 new producing wells during the first quarter of 2013.

•
Daily sales volumes for the first quarter of 2013 increased by four percent to 7,893 BOEPD, as compared to 7,609 BOEPD in the first quarter of 2012, primarily due to incremental production volumes from wells drilled as part of the Partnership's three-rig drilling program. The increase in production was negatively impacted by gas processing capacity limitations in the Spraberry field, which is further discussed in "Results of Operations - Oil and gas revenues," below.

•
Average oil and NGL sales prices decreased to $85.38 per BBL and $33.30 per BBL, respectively, during the first quarter of 2013, as compared to $99.07 per BBL and $37.48 per BBL, respectively, during the first quarter of 2012. The average gas sales price increased to $3.01 per MCF during the first quarter of 2013, as compared to $2.21 per MCF during the first quarter of 2012.

•
Average oil and gas production costs per BOE increased to $19.82 for the first quarter of 2013, as compared to $15.84 for the first quarter of 2012, primarily due to the aforementioned inflation of field services costs, partially offset by a decrease in workover costs.

•
Net cash provided by operating activities decreased by 22 percent to $22.4 million in the first quarter of 2013, as compared to $28.6 million in the first quarter of 2012, primarily due to the declines in oil and NGL prices and increasing production costs. See "Capital Commitments, Capital Resources and Liquidity - Capital resources," for additional information about the change in the Partnership's net cash provided by operating activities.

Recent Developments
On May 7, 2013, Pioneer delivered a proposal to the chairman of the Conflicts Committee (the “Conflicts Committee”) of the General Partner to acquire all of the outstanding common units of the Partnership that are held by unitholders other than Pioneer or its subsidiaries for consideration of 0.2234 of a share of common stock of Pioneer for each outstanding common unit of the Partnership held by such unitholders in a transaction to be structured as a merger of the Partnership with a wholly-owned subsidiary of  Pioneer.  In proposing the 0.2234 exchange ratio, Pioneer stated that it has assumed that a regular quarterly common unit distribution of $0.52 per common unit will be declared in July 2013 and that, thereafter, common unit distributions will be suspended while the transaction is pending.  The proposal was referred to the Conflicts Committee of the general partner, which will study, review and evaluate the proposal. The consummation of the transactions contemplated by Pioneer's proposal is subject to Pioneer board approval, approval of the Conflicts Committee and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Second Quarter 2013 Outlook
Based on current estimates, the Partnership expects production to average 7,700 to 8,200 BOEPD.
Production costs (including production and ad valorem taxes) are expected to average $23.50 to $26.50 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $9.25 to $10.25 per BOE.
General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $800 thousand to $1.1 million, and accretion of discount on asset retirement obligations is expected to be nominal.
The Partnership's income tax rate is expected to be approximately one percent of earnings before income taxes as a result of the Partnership's operations being subject to the Texas Margin tax.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $47.7 million for the three months ended March 31, 2013, as compared to $50.7 million for the same period of 2012.
The decrease in oil and gas revenues during the three months ended March 31, 2013, as compared to the same period of 2012, was primarily due to an eight percent decrease in average per BOE sales price, partially offset by a four percent increase in average daily BOE sales volume.
The decrease in average per BOE sales price during the three months ended March 31, 2013, as compared to the same period in 2012, resulted from the effects of a 14 percent decrease in average oil prices and an 11 percent decrease in average NGL prices, partially offset by a 36 percent increase in average gas prices.
Production growth for the three months ended March 31, 2013, as compared to the same period in 2012, was negatively impacted by gas processing capacity limitations in the Spraberry field as a result of significant wet gas production growth by other industry participants. The gas processing capacity limitations resulted in reduced recoveries of ethane and negatively impacted sales volumes by approximately 300 BOEPD. New Spraberry field gas processing facilities were completed and became operational in April of 2013, which is expected to alleviate the capacity limitations in the field.
 The following table provides average daily sales volumes for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Oil (BBLs)	5,428	4,890
NGLs (BBLs)	1,415	1,515
Gas (MCF)	6,297	7,222
Total (BOE)	7,893	7,609
The oil, NGL and gas prices that the Partnership reports are based on the market prices received for the commodities. The following table provides the Partnership's average prices for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Oil (BBLs)	$85.38	$99.07
NGLs (BBLs)	$33.30	$37.48
Gas (MCF)	$3.01	$2.21
Total (BOE)	$67.09	$73.23

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Oil and gas production costs. The Partnership's oil and gas production costs totaled $14.1 million during the three months ended March 31, 2013, as compared to $11.0 million for the same respective period in 2012. During the three months ended March 31, 2013, total oil and gas production costs per BOE increased by 25 percent, as compared to the three months ended March 31, 2012. The increase in production costs per BOE during the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to the following:

•	a $1.62 per BOE increase in repair and maintenance costs;

•	a $0.73 per BOE increase that resulted from the reduction in sales volumes during the first quarter of 2013 associated with the aforementioned gas processing capacity limitations;

•	a $0.44 per BOE increase in labor charges; and

•	a $0.43 per BOE increase in salt water disposal costs (primarily comprised of salt water hauling fees).
The following table provides the components of the Partnership's oil and gas production costs per BOE for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Lease operating expenses	$18.67	$14.15
Workover costs	1.15	1.69
Total production costs	$19.82	$15.84
Production and ad valorem taxes. The Partnership's production and ad valorem taxes were $4.1 million for the three months ended March 31, 2013, as compared to $3.8 million for the same respective period in 2012. In general, fluctuations in production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2013, the Partnership's production taxes per BOE decreased nine percent and ad valorem taxes per BOE increased 36 percent resulting in a combined increase of six percent, as compared to the three months ended March 31, 2012. The increase is primarily due to higher oil prices in 2012 resulting in higher expected 2013 ad valorem taxes, partially offset by lower production taxes associated with the reduction in the Partnership's 2013 average sales price per BOE.
The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Production taxes	$3.33	$3.64
Ad valorem taxes	2.50	1.84
Total production and ad valorem taxes	$5.83	$5.48
DD&A expense. The Partnership's DD&A expense was $6.9 million ($9.69 per BOE) for the three months ended March 31, 2013, as compared to $4.8 million ($6.98 per BOE) for the same respective period of 2012. The increase in per BOE depletion expense was primarily due to a 32 percent increase in the Partnership's proved oil and gas property basis as a result of its three-rig drilling program.
General and administrative expense. The Partnership's general and administrative expense was $1.9 million for the three months ended March 31, 2013 and 2012, respectively. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services.
Interest expense. Interest expense was $837 thousand for the three months ended March 31, 2013, as compared to $309 thousand for the same period of 2012. Interest expense increased during the three months ended March 31, 2013, as compared

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

to the same respective period in 2012, primarily due to an increase in outstanding borrowings and a 75 basis point increase in the Partnership's borrowing rate in conjunction with amending and extending the Credit Facility in March 2012.
Derivative losses, net. Fluctuations in commodity prices during the first quarter of 2013 resulted in net mark-to-market derivative losses of $2.2 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Partnership recognized net mark-to-market derivative losses of $14.5 million. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.
Income tax provision. The Partnership recognized an income tax provision of $220 thousand for the three months ended March 31, 2013, as compared to an income tax provision of $179 thousand for the same period in 2012. The Partnership's income tax provision increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the decrease in derivative losses for the three months ended March 31, 2013 as compared to the same period in 2012. See Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Partnership's primary cash funding needs will be for drilling expenditures, acquisitions and unitholder distributions. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, or external financing sources as discussed in "Capital resources" below. Although the Partnership expects that these sources of funding will be adequate to fund capital expenditures and dividend/distribution payments and provide adequate liquidity to fund other needs during 2013, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
During the three months ended March 31, 2013, the Partnership placed 12 new wells on production, recompleted one well and exited the first quarter with nine wells in progress. The Partnership plans to continue with a three-rig drilling program over the balance of 2013. This program will provide for the completion of current wells in progress and the drilling of approximately 30 additional wells, including facility connections. Capital expenditures over the remainder of 2013 are expected to be $85 million. The Partnership's 2013 capital budget reflects the savings expected from Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under the Credit Facility will be adequate to fund capital expenditures and planned unitholder distributions for the remainder of 2013, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
The Partnership Agreement requires that the Partnership distribute all of its available cash to its partners. In general, available cash is defined in the Partnership Agreement to mean cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves for future capital expenditures (including acquisitions), operational needs and distributions for any one or more of the next four quarters. Because the Partnership's proved reserves and production decline continually over time, the Partnership will need to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide cash margins if the Partnership is to sustain its level of distributions to unitholders over time. Accordingly, the Partnership is currently reserving a portion of its cash flow to drill its proved undeveloped and certain unproved locations in order to maintain and grow its production and make distributions, and may in the future reserve cash flow for acquisitions of producing properties, proved undeveloped properties or unproved properties that can be developed or explored to maintain and grow the Partnership's production and cash flow.
A distribution for the first quarter of 2013 of $0.52 per unit was declared by the Board of Directors of the General Partner on April 23, 2013 and is to be paid on May 10, 2013 to unitholders of record on May 3, 2013.
Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the three months ended March 31, 2013 increased by 41 percent to $32.8 million, as compared to $23.3 million for the same period of 2012. Additions to oil and gas properties primarily reflect expenditures associated with the Partnership's three-rig drilling program during the three months ended March 31, 2013. The Partnership's expenditures for additions to oil and gas properties for the three months ended March 31, 2013 and 2012 were funded by net cash provided by operating activities and borrowings under the Credit Facility.
Contractual obligations, including off-balance sheet obligations. As of March 31, 2013, the Partnership's contractual obligations included Credit Facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

under the Credit Facility were $154.0 million at March 31, 2013. As of March 31, 2013, the Partnership's derivative instruments represented assets of $11.8 million and liabilities of $13.0 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C, D and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and the Credit Facility. As of March 31, 2013, the Partnership's asset retirement obligations were $12.0 million, a decrease of $100 thousand from the amount as of December 31, 2012. As of March 31, 2013, the Partnership was not a party to any material off-balance sheet arrangements.
Capital resources. The Partnership's primary capital resources are expected to be net cash provided by operating activities, amounts available under the Credit Facility and, to the extent available, funds from future private and public equity and debt offerings. During 2013, at current commodity prices and cost levels, the Partnership expects that net cash flows from operations will not be sufficient to fund its three-rig drilling program and planned unitholder distributions, but that available borrowing capacity under the Credit Facility will be sufficient to fund the Partnership's capital requirements. As the Partnership pursues its strategy, it may utilize various financing sources, including, to the extent available, funds from private and public equity and debt offerings.
Operating activities. Net cash provided by operating activities during the three months ended March 31, 2013 was $22.4 million, as compared to $28.6 million for the three months ended March 31, 2012. The decrease in net cash provided by operating activities was primarily due to a $3.0 million decrease in oil and gas revenues resulting principally from lower average oil and NGL prices, a $3.1 million increase in oil and gas production costs and a $2.6 million decrease in cash provided by changes in working capital, partially offset by a $3.3 million reduction in derivative payments.
Investing activities. Net cash used in investing activities during the three months ended March 31, 2013 was $32.8 million, as compared to $23.3 million for the three months ended March 31, 2012. The increase in net cash used in investing activities was due primarily to increased drilling and completion costs associated with the Partnership's drilling program during the first quarter of 2013.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2013 was $9.4 million, as compared to net cash used in financing activities of $1.5 million for the three months ended March 31, 2012. The increase in net cash provided by financing activities was primarily due to borrowings under the Credit Facility to fund the Partnership's 2013 three-rig drilling program.
Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the Credit Facility, and, to the extent available, funds from future private and public equity and debt offerings. As of March 31, 2013, the Partnership had $154.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $122.4 million at March 31, 2013. As of March 31, 2013, the Partnership was in compliance with all of its debt covenants. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's Credit Facility.
The Partnership generally utilizes derivative swap contracts, collar contracts and collar contracts with short puts to (i) reduce the impact on the Partnership's net cash provided by operating activities from the price volatility of the commodities the Partnership produces and sells, (ii) support the Partnership's annual capital budgeting and expenditure plans and (iii) help sustain unitholder distributions. In furtherance of the Partnership's effort to meet these objectives, approximately 70 percent, 70 percent and 10 percent of the Partnership's estimated total production for the remainder of 2013, 2014 and 2015, respectively, have been matched with commodity swap contracts, collar contracts or collar contracts with short puts.
 As discussed above under "— Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

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
The Partnership Agreement allows the Partnership to borrow funds to make distributions. The Partnership may borrow to make distributions to unitholders, for example, in circumstances where the Partnership believes that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain its level of distributions. In addition, the Partnership plans to continue to use derivative contracts to protect the cash flow associated with a significant portion of its production. The Partnership is generally required to settle its commodity derivatives within five days of the end of a month. As is typical in the oil and gas industry, the Partnership does not generally receive the proceeds from the sale of its production until 30 days to 60 days following the end of the production month. As a result, when commodity prices increase above the fixed price in the derivative contracts, the Partnership will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before the Partnership receives the proceeds from the sale of its production. If this occurs, the Partnership may make working capital borrowings to fund its distributions.
New accounting pronouncements. There are no new accounting pronouncements that are likely of having a material effect on the Partnership's consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following quantitative and qualitative information about market risk are supplementary to the quantitative and qualitative disclosures provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the information contained herein should be read in conjunction with the related disclosures in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the three months ended March 31, 2013:

Derivative Contract Net Liabilities (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2012	$(1,760)
Changes in contract fair value	(2,208)
Contract maturities	2,792
Fair value of contracts outstanding as of March 31, 2013	$(1,176)
 ____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Interest rate sensitivity. The following table provides information about the Credit Facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the Credit Facility, the weighted average interest rates expected to be paid on the Credit Facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the Credit Facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on May 2, 2013.

	Nine Months Ending December 31, 2013	Year Ending,				Liability Fair Value at March 31, 2013
		2014	2015	2016	2017
	(dollars in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$154,000	$150,352
Average interest rate	1.91%	1.99%	2.21%	2.56%	2.64%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's commodity derivative financial instruments that were sensitive to changes in oil or gas prices as of March 31, 2013:

	Nine Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at March 31, 2013 (a)

	2013	2014	2015
				(in thousands)
Oil Derivatives:
Collar contracts with short puts:				$10,389
Volume (BBLs per day)	1,750	5,000	—
Price per BBL:
Ceiling	$116.00	$105.74	$—
Floor	$88.14	$100.00	$—
Short put	$73.14	$80.00	$—
Swap contracts:				$(12,900)
Volume (BBLs per day)	3,000	—	—
Price per BBL	$81.02	$—	$—
Average forward NYMEX oil prices (b)	$93.63	$90.26	$—
Gas Derivatives (c):
Collar contracts with short puts:				$(20)
Volume (MMBTUs per day)	—	—	5,000
Price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Swap contracts:				$1,484
Volume (MMBTUs per day)	2,500	5,000	—
Price per MMBTU	$6.89	$4.00	$—
Average forward index gas prices (d)	$4.14	$4.24	$4.26
Basis swap contracts (e):				$(129)
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
Average forward basis differential prices (d)	$(0.15)	$—	$—
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

(b)	The average forward NYMEX oil prices are based on May 2, 2013 market quotes.

(c)
Subsequent to March 31, 2013, the Partnership entered into additional collar contracts for 824 MMBTUs per day, 2,500 MMBTUs per day and 2,500 MMBTUs per day for the second, third and fourth quarters of 2013, respectively, with a ceiling price of $4.50 per MMBTU and a floor price of $4.00 per MMBTU.

(d)
The average forward index gas prices and forward basis differential prices are based on NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively, on May 2, 2013.

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
Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the risks discussed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership’s business, financial condition or future results. There has been no material change in the Partnership’s risk factors from those described in the Annual Report on Form 10-K. These risks are not the only risks facing the Partnership.
Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may materially adversely affect the Partnership’s business, financial condition or future results.
Item 4. Mine Safety Disclosures
Not applicable.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 6. Exhibits
Exhibits

Exhibit Number		Description
10.1 (a)	—	First Amendment to Credit Agreement, dated as of March 28, 2013, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date:	May 8, 2013	By:	/s/ Richard P. Dealy
Richard P. Dealy Executive Vice President and Chief Financial Officer

Date:	May 8, 2013	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
10.1 (a)	—	First Amendment to Credit Agreement, dated as of March 28, 2013, among the Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders.
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.