Form 10-Q
period 2013-06-30
Pioneer Southwest Energy Partners L.P.
filed 2013-08-01
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common units outstanding as of July 30, 2013         35,713,700

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
These risks and uncertainties include, among other things, risks associated with the proposal delivered to the chairman of the Conflicts Committee of the General Partner of the Partnership by Pioneer Natural Resources Company (“Pioneer”) to acquire all of the outstanding common units of the Partnership that are held by unitholders other than Pioneer or its subsidiaries, including the risks that a definitive agreement will not be executed and that a transaction will not be approved or consummated, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing, fractionation and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

•	"Recompletion" means the completion for production of an existing wellbore in a formation other than a formation that the well has been previously completed.

•	"U.S." means United States.

•	"Workover" means operations on an existing well to restore or increase production.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,035	$1,601
Accounts receivable - trade	18,760	15,651
Inventories	1,370	1,388
Prepaid expenses	47	228
Deferred income taxes	54	89
Derivatives	7,259	4,553
Total current assets	29,525	23,510
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	629,916	556,915
Unproved properties	5,278	5,682
Accumulated depletion, depreciation and amortization	(178,367)	(163,542)
Total property, plant and equipment	456,827	399,055
Derivatives	7,309	7,227
Other assets, net	968	1,097
	$494,629	$430,889
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$26,204	$15,557
Due to affiliates	778	1,277
Interest payable	30	9
Income taxes payable to affiliate	148	70
Derivatives	6,453	13,390
Asset retirement obligations	600	900
Other current liabilities	212	146
Total current liabilities	34,425	31,349
Long-term debt	176,000	126,000
Derivatives	—	150
Deferred income taxes	601	156
Asset retirement obligations	11,346	11,201
Other liabilities	256	400
Partners' equity:
General partner's interest - 35,750 general partner units issued and outstanding	426	416
Limited partners' interest - 35,713,700 common units issued and outstanding	271,575	261,217
Total partners' equity	272,001	261,633
Commitments and contingencies
	$494,629	$430,889

The financial information included as of June 30, 2013 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$53,161	$42,565	$100,819	$93,270
Derivative gains, net	6,358	46,309	4,150	31,768
	59,519	88,874	104,969	125,038

Costs and expenses:
Oil and gas production	13,927	11,047	28,014	22,019
Production and ad valorem taxes	4,333	4,033	8,480	7,827
Depletion, depreciation and amortization	7,941	4,986	14,825	9,818
General and administrative	1,843	1,773	3,741	3,660
Accretion of discount on asset retirement obligations	207	190	414	378
Interest	984	509	1,821	818
Other	—	315	—	748
	29,235	22,853	57,295	45,268

Income before income taxes	30,284	66,021	47,674	79,770
Income tax provision	(366)	(772)	(586)	(951)
Net income	$29,918	$65,249	$47,088	$78,819

Allocation of net income applicable to the Partnership:
General partner's interest	$30	$65	$47	$79
Limited partners' interest	29,805	64,997	46,934	78,538
Unvested participating securities' interest	83	187	107	202
Net income applicable to the Partnership	$29,918	$65,249	$47,088	$78,819

Net income per common unit - basic and diluted	$0.83	$1.82	$1.31	$2.20

Weighted average common units outstanding—basic and diluted	35,714	35,714	35,714	35,714

Distributions declared per common unit	$0.52	$0.52	$1.04	$1.03

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner's Equity	Limited Partners' Equity	Total Partners' Equity
Balance as of December 31, 2012	36	35,714	$416	$261,217	$261,633
Cash distributions declared ($1.04 per unit)	—	—	(37)	(37,142)	(37,179)
Net income	—	—	47	47,041	47,088
Contributions of unit-based services	—	—	—	459	459
Balance as of June 30, 2013	36	35,714	$426	$271,575	$272,001

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$47,088	$78,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	14,825	9,818
Deferred income taxes	480	867
Accretion of discount on asset retirement obligations	414	378
Amortization of debt related costs	129	110
Amortization of unit-based compensation	459	411
Commodity derivative related activity	(9,875)	(40,297)
Other noncash expense	—	748
Change in operating assets and liabilities:
Accounts receivable	(3,109)	4,545
Inventories	18	(721)
Prepaid expenses	181	129
Accounts payable	3,667	1,443
Interest payable	21	(16)
Income taxes payable to affiliate	78	84
Asset retirement obligations	(689)	(901)
Other current liabilities	(78)	(214)
Net cash provided by operating activities	53,609	55,203
Cash flows from investing activities:
Additions to oil and gas properties	(65,996)	(51,618)
Net cash used in investing activities	(65,996)	(51,618)
Cash flows from financing activities:
Borrowings under credit facility	50,000	86,000
Principal payments on credit facility	—	(49,000)
Payment of financing fees	—	(1,291)
Distributions to unitholders	(37,179)	(36,822)
Net cash provided by (used in) financing activities	12,821	(1,113)
Net increase in cash	434	2,472
Cash, beginning of period	1,601	1,176
Cash, end of period	$2,035	$3,648

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
As of June 30, 2013, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages the Partnership.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Common unit purchase proposal from Pioneer. On May 7, 2013, Pioneer delivered a proposal to the chairman of the Conflicts Committee (the "Conflicts Committee") of the General Partner to acquire all of the outstanding common units of the Partnership held by unitholders other than Pioneer or its subsidiaries for consideration of 0.2234 of a share of common stock of Pioneer for each outstanding common unit of the Partnership held by such unitholders in a transaction to be structured as a merger of the Partnership with a wholly-owned subsidiary of  Pioneer.  Pioneer's proposal was made based on the assumption that the Partnership would declare and pay the distribution for the period April 1, 2013 to June 30, 2013 (which was declared in July 2013 and is to be paid on August 9, 2013, to unitholders of record on August 2, 2013) and then suspend future common unit distributions pending the execution of a definitive agreement and the consummation of a transaction.  The proposal was referred to the Conflicts Committee, which is reviewing and evaluating the proposal. The consummation of the transaction contemplated by Pioneer's proposal is subject to approval of Pioneer's Board of Directors, approval of the Conflicts Committee and the Board of Directors of the General Partner and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
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
June 30, 2013
(Unaudited)

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
The following table presents the Partnership's assets and liabilities that are measured at fair value as of June 30, 2013:

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2013
	(in thousands)
Recurring fair value measurements
Assets:
Commodity derivatives	$—	$14,568	$—	$14,568
Liabilities:
Commodity derivatives	—	6,453	—	6,453
Total recurring fair value measurements	$—	$8,115	$—	$8,115
Commodity derivatives. The Partnership's commodity derivatives represent oil and gas swap contracts, collar contracts and collar contracts with short puts. The asset and liability measurements for the Partnership's oil and gas derivative contracts represent Level 2 inputs in the hierarchy priority. The Partnership utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
The asset and liability values attributable to the Partnership's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curves and (iv) the implied rate of volatility inherent in the options underlying the Partnership's collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Financial instruments not carried at fair value. The carrying values and fair values of financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$176,000	$169,216	$126,000	$123,635

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
 Oil production derivative activities. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the volumes per day in barrels ("BBLs") outstanding as of June 30, 2013 under the Partnership's oil derivative contracts and the weighted average NYMEX prices per BBL for those contracts as of June 30, 2013:

	Six Months Ending December 31,	Year Ending December 31,
	2013	2014
Collar contracts with short puts (a):
Volume (BBLs per day)	1,750	5,000
Average price per BBL:
Ceiling	$116.00	$105.74
Floor	$88.14	$100.00
Short put	$73.14	$80.00
Swap contracts (a):
Volume (BBLs per day)	3,000	—
Average price per BBL	$81.02	$—
__________

(a)
Subsequent to June 30, 2013, the Partnership converted 1,750 BBLs per day of the Partnership's August through December 2013 collar contracts with short puts to swap contracts with a fixed price of $99.50 per BBL.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

 Gas production derivative activities. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership utilizes derivative contracts to manage its gas price volatility. The following table sets forth the volumes in millions of British Thermal Units ("MMBTUs") under outstanding gas derivative contracts and the weighted average index prices per MMBTU for those contracts as of June 30, 2013:

	Six Months Ending December 31,	Year Ending December 31,
	2013	2014	2015
Collar contracts with short puts:
Volume (MMBTUs per day)	—	—	5,000
Average price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Collar contracts:
Volume (MMBTUs per day)	2,500	—	—
Average price per MMBTU:
Ceiling	$4.50	$—	$—
Floor	$4.00	$—	$—
Swap contracts:
Volume (MMBTUs per day)	2,500	5,000	—
Average price per MMBTU	$6.89	$4.00	$—
Basis swap contracts:
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
Tabular disclosure of derivative financial instruments. All of the Partnership's derivatives are accounted for as non-hedge derivatives as of June 30, 2013 and December 31, 2012 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Partnership recognized derivative gains on commodity contracts of $6.4 million and $4.2 million during the three and six months ended June 30, 2013, respectively, as compared to derivative gains of $46.3 million and $31.8 million for the three and six months ended June 30, 2012, respectively, which are reflected in net derivative gains in the accompanying consolidated statement of operations. The Partnership classifies the fair value amounts of derivative assets and liabilities executed under master netting agreements, which, in an event of default, allows the Partnership to offset payables to and receivables from the defaulting counterparty, as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The aggregate fair value of the Partnership's derivative instruments reported in the consolidated balance sheets by commodity and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of June 30, 2013
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Derivatives - current	$8,615	$(1,356)	$7,259
Derivatives - noncurrent	$7,343	$(34)	7,309
			$14,568
Liability Derivatives:
Derivatives - current	$7,809	$(1,356)	$6,453
Derivatives - noncurrent	$34	$(34)	—
			$6,453

Fair Value of Derivative Instruments as of December 31, 2012
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Derivatives - current	$4,553	$—	$4,553
Derivatives - noncurrent	$7,278	$(51)	7,227
			$11,780
Liability Derivatives:
Derivatives - current	$13,390	$—	$13,390
Derivatives - noncurrent	$201	$(51)	150
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table reflects the Partnership's capitalized exploratory well activity during the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in thousands)
Beginning capitalized exploratory costs	$2,325	$—
Additions to exploratory costs pending the determination of proved reserves	22,300	29,673
Reclassification due to determination of proved reserves	(14,053)	(19,101)
Ending capitalized exploratory costs (a)	$10,572	$10,572
__________

(a)	All capitalized exploratory costs are aged less than one year based on the date drilling was completed.
NOTE F. Long-term Debt
The Partnership maintains a Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that has aggregate loan commitments of $300 million that expires in March 2017. As of June 30, 2013, the Partnership had $176.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $99.8 million at June 30, 2013.
During March 2013, the Partnership amended the Credit Facility to clarify the timing of the requirement to maintain swap contracts on at least 50 percent of forecasted production (the "minimum hedging requirement").  Prior to the amendment, the minimum hedging requirement was for all periods through December 31, 2014 and thereafter on a rolling basis of not less than two years or to March 2017 (the "Maturity Date").  The amended minimum hedging requirement includes all periods through December 31, 2014 and thereafter on a rolling basis of not less than four quarters, but in no case past the Maturity Date.  The Partnership accounted for the amendment as a modification of the existing Credit Facility.
NOTE G. Incentive Plans
Unit-based awards. For the three and six months ended June 30, 2013, the Partnership recognized $261 thousand and $551 thousand, respectively, of unit-based compensation, as compared to $295 thousand and $524 thousand, respectively, for the three and six months ended June 30, 2012. As of June 30, 2013, there was $1.5 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.
The following table reflects the Partnership's outstanding unit-based awards as of June 30, 2013 and the activity related thereto for the six months ended June 30, 2013:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,496	102,644
Units granted	—	32,242
Lapse of restrictions	(7,496)	(35,118)
Outstanding at June 30, 2013	—	99,768

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE H. Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Partnership's asset retirement obligation activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning asset retirement obligations	$12,001	$10,104	$12,101	$10,315
Liabilities settled	(333)	(454)	(689)	(901)
New wells placed on production	71	27	120	75
Accretion of discount	207	190	414	378
Ending asset retirement obligations	$11,946	$9,867	$11,946	$9,867
NOTE I. Related Party Transactions
Related party charges. In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Producing well overhead (COPAS) fees	$3,122	$2,830	$6,009	$5,498
Payment of lease operating and supervision charges	3,349	2,372	5,990	4,886
Drilling and completion related charges	14,315	10,374	27,334	20,229
General and administrative expenses	1,094	1,013	2,350	2,242
Total	$21,880	$16,589	$41,683	$32,855
As of June 30, 2013, the Partnership has a net accounts payable – due to affiliates in the accompanying consolidated balance sheet of $778 thousand, representing a $1.1 million payable to Pioneer for general and administrative expenses and an $82 thousand payable to Pioneer for other miscellaneous items, offset by a $398 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer. As of December 31, 2012, the Partnership's net accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $1.3 million includes a $1.4 million payable to Pioneer for general and administrative expenses and a $106 thousand payable to Pioneer for other miscellaneous items, offset by a $266 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer.
As of June 30, 2013 and December 31, 2012, the Partnership had $148 thousand and $70 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement between Pioneer and the Partnership.
The General Partner annually awards restricted common units to directors under the LTIP. The Partnership paid the General Partner $25 thousand and $74 thousand during the three and six months ended June 30, 2013, respectively, and $44 thousand and $97 thousand during the three and six months ended June 30, 2012, respectively, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 32,242 and 37,487 phantom units during the six months ended June 30, 2013 and 2012, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer. Distributions on the phantom units

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

will be paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and six months ended June 30, 2013 of $236 thousand and $477 thousand, respectively, of which $227 thousand and $459 thousand, respectively, was noncash, as compared to $251 thousand and $427 thousand, respectively, of which $242 thousand and $411 thousand, respectively, was noncash, for the three and six months ended June 30, 2012.
NOTE J. Commitments and Contingencies
The Partnership is not currently a party to, or aware of, any material legal or governmental proceedings against it, aside from the legal proceedings described below. While many of these proceedings and claims involve inherent uncertainty, the Partnership believes that the amount of the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on the Partnership's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Partnership records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.
On May 13, 2013, David Flecker, a purported unitholder of the Partnership, filed a class action petition on behalf of the Partnership's unitholders and a derivative suit on behalf of the Partnership against Pioneer, Pioneer Natural Resources USA, Inc., the General Partner and the directors of the General Partner in the 134th Judicial District of Dallas County, Texas.  A similar class action petition and derivative suit was filed against the same defendants on May 20, 2013, in the 160th Judicial District of Dallas County, Texas, by purported unitholder Vipul Patel.
The class action and derivative complaints allege, among other things, that the consideration offered by Pioneer is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, the defendants have breached their duties under the Partnership's partnership agreement as well as the implied covenant of good faith and fair dealing, and are engaging in self-dealing. Specifically, the lawsuits allege that: (i) the defendants are engaging in self-dealing, are not acting in good faith toward the Partnership, and have breached and are breaching their duties owed to the Partnership; (ii) the defendants are failing to properly value the Partnership and its various assets and operations and are ignoring or are not protecting against the numerous conflicts of interest arising out of the proposed transaction; (iii) the defendants breached the implied covenant of good faith and fair dealing by engaging in a flawed merger process; and (iv) Pioneer, Pioneer Natural Resources USA, Inc. and the General Partner have aided and abetted the defendant directors named in the lawsuits for the purpose of advancing their own interests. Based on these allegations, the plaintiffs seek to enjoin the defendants from proceeding with or consummating the merger. To the extent that the merger is implemented before relief is granted, plaintiffs seek to have the merger rescinded. The plaintiffs also seek money damages and attorneys' fees. Pioneer has filed a motion to dismiss the Flecker petition due to improper forum.
The Partnership cannot predict the outcome of these or any other lawsuits that might be filed, nor can the Partnership predict the amount of time and expense that will be required to resolve these lawsuits. The Partnership intends to defend vigorously against these and any other actions. See Note B for a description of Pioneer's proposal to acquire all of the outstanding common units of the Partnership that are held by unitholders other than Pioneer or its subsidiaries and to structure the proposed transaction as a merger of the Partnership with a wholly-owned subsidiary of Pioneer.
NOTE K. Income Taxes
The Partnership's income tax provisions and benefits, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Current provisions (benefits):
U.S. state	$49	$(52)	$106	$84
Deferred provisions:
U.S. state	317	824	480	867
	$366	$772	$586	$951

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Partnership's net deferred tax attributes represented current assets of $54 thousand and $89 thousand as of June 30, 2013 and December 31, 2012, respectively, and noncurrent liabilities of $601 thousand and $156 thousand as of June 30, 2013 and December 31, 2012, respectively. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership pays Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return prepared by including only the income, deductions, gains, losses and credits of the Partnership and computing the tax liability as if the Partnership filed a separate return. As of June 30, 2013 and December 31, 2012, the Partnership had $148 thousand and $70 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.
NOTE L. Subsequent Event
Distribution declaration. In July 2013, the Partnership declared a cash distribution of $0.52 per common unit for the period from April 1, 2013 to June 30, 2013. The distribution is payable on August 9, 2013 to unitholders of record at the close of business on August 2, 2013. Associated therewith, the Partnership expects to pay $18.6 million of aggregate distributions.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
Highlights of the Partnership's financial and operating performance for the second quarter of 2013 include:

•
Net income decreased to $29.9 million ($0.83 per common unit) for the second quarter of 2013, as compared to net income of $65.2 million ($1.82 per common unit) for the second quarter of 2012. The $35.3 million ($0.99 per common unit) decrease in net income during the second quarter of 2013, as compared to the second quarter of 2012, is primarily attributable to:

◦	a $40.0 million decrease in net derivative gains;

◦	a $3.0 million increase in depreciation, depletion and amortization ("DD&A") expense primarily due to higher sales volumes and proved property carrying values; and

◦	a $2.9 million increase in oil and gas production costs, primarily due to increases in repair and maintenance charges, labor costs and salt water disposal costs; partially offset by

◦
a $10.6 million increase in oil and gas sales as a result of five percent, three percent and 79 percent increases in average oil, NGL and gas prices, respectively, and an 18 percent increase in daily sales volumes on a BOE basis.

•
The Partnership's three-rig drilling program added 13 new producing wells during the second quarter of 2013. See "Capital Commitments, Capital Resources and Liquidity - Capital commitments," for additional information about the Partnership's drilling activities.

•
Daily sales volumes for the second quarter of 2013 increased by 18 percent to 8,412 BOEPD, as compared to 7,103 BOEPD in the second quarter of 2012, primarily due to incremental production volumes from wells drilled as part of the Partnership's three-rig drilling program.

•
Average oil, NGL and gas sales prices increased to $90.93 per BBL, $31.25 per BBL and $3.39 per MCF, respectively, during the second quarter of 2013, as compared to $86.25 per BBL, $30.28 per BBL and $1.89 per MCF, respectively, during the second quarter of 2012.

•
Average oil and gas production costs per BOE increased to $18.20 for the second quarter of 2013, as compared to $17.10 for the second quarter of 2012, primarily due to the aforementioned increases in repair and maintenance charges, labor costs and saltwater disposal costs, partially offset by a decrease in workover costs.

•
Net cash provided by operating activities increased by 17 percent to $31.2 million in the second quarter of 2013, as compared to $26.6 million in the second quarter of 2012, primarily due to the increases in sales volumes and commodity prices. See "Capital Commitments, Capital Resources and Liquidity - Capital resources," for additional information about the change in the Partnership's net cash provided by operating activities.

Recent Developments
On May 7, 2013, Pioneer delivered a proposal to the chairman of the Conflicts Committee of the General Partner to acquire all of the outstanding common units of the Partnership held by unitholders other than Pioneer or its subsidiaries for consideration of 0.2234 of a share of common stock of Pioneer for each outstanding common unit of the Partnership held by such unitholders in a transaction to be structured as a merger of the Partnership with a wholly-owned subsidiary of Pioneer.  Pioneer's proposal was made based on the assumption that the Partnership would declare and pay the distribution for the period April 1, 2013 to June 30, 2013 (which was declared in July 2013 and is to be paid on August 9, 2013, to unitholders of record on August 2, 2013) and then suspend future common unit distributions pending the execution of a definitive agreement and the consummation of a transaction.  The proposal was referred to the Conflicts Committee, which is reviewing and evaluating the proposal. The consummation of the transaction contemplated by Pioneer's proposal is subject to approval of Pioneer's Board of Directors, approval of the Conflicts Committee and the Board of Directors of the General Partner and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
The Partnership is party to legal proceedings related to the above common unit purchase proposal that is described in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Third Quarter 2013 Outlook
Based on current estimates, the Partnership expects production to average 8,200 to 8,700 BOEPD.
Production costs (including production and ad valorem taxes) are expected to average $23.00 to $26.00 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $10.00 to $11.00 per BOE.
General and administrative expense is expected to be $1.5 million to $2.5 million. Interest expense is expected to be $1.0 million to $1.2 million, and accretion of discount on asset retirement obligations is expected to be nominal.
The Partnership's income tax rate is expected to be approximately one percent of earnings before income taxes as a result of the Partnership's operations being subject to the Texas Margin tax.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $53.2 million and $100.8 million for the three and six months ended June 30, 2013, respectively, as compared to $42.6 million and $93.3 million for the same periods of 2012.
The increase in oil and gas revenues during the three months ended June 30, 2013, as compared to the same period in 2012, was primarily due to a five percent increase in average per BOE sales price and an 18 percent increase in average daily BOE sales volumes. The increase in oil and gas revenues during the six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to an 11 percent increase in average daily BOE sales volumes, partially offset by a two percent decrease in average per BOE sales price.
The increase in average per BOE sales price during the three months ended June 30, 2013, as compared to the same period in 2012, resulted from the effects of five percent, three percent and 79 percent increases in average oil, NGL and gas prices, respectively. The decrease in average per BOE sales price during the six months ended June 30, 2013, as compared to the same period in 2012, resulted from the effects of five percent and six percent decreases in average oil and NGL prices, respectively, partially offset by a 56 percent increase in average gas prices.
 The following table provides average daily sales volumes for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Oil (BBLs)	5,627	4,874	5,528	4,882
NGLs (BBLs)	1,451	1,164	1,433	1,340
Gas (MCF)	8,008	6,389	7,157	6,806
Total (BOE)	8,412	7,103	8,154	7,356
The oil, NGL and gas prices that the Partnership reports are based on the market prices received for the commodities. The following table provides the Partnership's average prices for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Oil (BBLs)	$90.93	$86.25	$88.22	$92.67
NGLs (BBLs)	$31.25	$30.28	$32.26	$34.35
Gas (MCF)	$3.39	$1.89	$3.22	$2.06
Total (BOE)	$69.44	$65.85	$68.31	$69.67
Derivative gains, net. Fluctuations in commodity prices resulted in net mark-to-market derivative gains of $6.4 million and $4.2 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the Partnership recognized net mark-to-market derivative gains of $46.3 million and $31.8 million, respectively. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.
Oil and gas production costs. The Partnership's oil and gas production costs totaled $13.9 million and $28.0 million during the three and six months ended June 30, 2013, respectively, as compared to $11.0 million and $22.0 million for the same respective periods in 2012. During the three and six months ended June 30, 2013, total oil and gas production costs per BOE increased by six percent and 15 percent, respectively, as compared to the three and six months ended June 30, 2012. The increase in production costs per BOE during the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily due to the following:

•	a $1.23 per BOE and $1.44 per BOE increase in repair and maintenance costs, respectively;

•	a $0.26 per BOE and $0.35 per BOE increase in labor charges, respectively; and

•	a $0.17 per BOE and $0.31 per BOE increase in salt water disposal costs (primarily comprised of salt water hauling fees), respectively.
The following table provides the components of the Partnership's oil and gas production costs per BOE for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Lease operating expenses	$16.46	$15.22	$17.52	$14.67
Workover costs	1.74	1.88	1.46	1.78
Total production costs	$18.20	$17.10	$18.98	$16.45
Production and ad valorem taxes. The Partnership's production and ad valorem taxes were $4.3 million and $8.5 million for the three and six months ended June 30, 2013, respectively, as compared to $4.0 million and $7.8 million for the same respective periods in 2012. In general, fluctuations in production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three and six months ended June 30, 2013, the Partnership's production taxes per BOE increased five percent and decreased two percent, respectively, and ad valorem taxes per BOE decreased 24 percent and remained flat, respectively, resulting in a combined decrease of nine percent and two percent, respectively, as compared to the three and six months ended June 30, 2012.
The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Production taxes	$3.34	$3.19	$3.34	$3.42
Ad valorem taxes	2.32	3.05	2.41	2.42
Total production and ad valorem taxes	$5.66	$6.24	$5.75	$5.84
DD&A expense. The Partnership's DD&A expense was $7.9 million ($10.37 per BOE) and $14.8 million ($10.04 per BOE) for the three and six months ended June 30, 2013, respectively, as compared to $5.0 million ($7.71 per BOE) and $9.8 million ($7.33 per BOE) for the same respective periods of 2012. The increase in per BOE depletion expense was primarily due to a 30 percent increase in the Partnership's proved oil and gas property basis as a result of its three-rig drilling program.
General and administrative expense. The Partnership's general and administrative expense was $1.8 million and $3.7 million for the three and six months ended June 30, 2013, respectively, as compared to $1.8 million and $3.7 million for the same respective periods of 2012. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services.
Interest expense. Interest expense was $984 thousand and $1.8 million for the three and six months ended June 30, 2013, respectively, as compared to $509 thousand and $818 thousand for the same periods of 2012. The increase in interest expense for the three and six months ended June 30, 2013, as compared to the same periods of 2012, was primarily due to an increase in outstanding borrowings under the Credit Facility.
Income tax provision. The Partnership recognized income tax provisions of $366 thousand and $586 thousand for the three and six months ended June 30, 2013, respectively, as compared to income tax provisions of $772 thousand and $951 thousand for the same respective periods of 2012. The Partnership's income tax provisions decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to decreases in derivative gains for the three and six months ended June 30, 2013 as compared to the same respective periods in 2012. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.
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
During the six months ended June 30, 2013, the Partnership placed 25 new wells on production, of which eight were exploration wells, recompleted one well and exited the second quarter with nine wells in progress, of which six were exploration wells. The Partnership plans to continue with a three-rig drilling program over the balance of 2013. This program will provide for the completion of current wells in progress and the drilling of approximately 20 additional wells. Capital expenditures over the remainder of 2013 are expected to be approximately $50 million, including facility connections. The Partnership's 2013 capital budget reflects the savings expected from Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under the Credit Facility will be adequate to fund capital expenditures and planned unitholder distributions for the remainder of 2013, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
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
A distribution for the second quarter of 2013 of $0.52 per unit was declared by the Board of Directors of the General Partner on July 23, 2013 and is to be paid on August 9, 2013 to unitholders of record on August 2, 2013.
Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the six months ended June 30, 2013 increased by 28 percent to $66.0 million, as compared to $51.6 million for the same period of 2012. Additions to oil and gas properties primarily reflect expenditures associated with the Partnership's three-rig drilling program during the six months ended June 30, 2013. The Partnership's expenditures for additions to oil and gas properties for the six months ended June 30, 2013 and 2012 were funded by net cash provided by operating activities and borrowings under the Credit Facility.
Contractual obligations, including off-balance sheet obligations. As of June 30, 2013, the Partnership's contractual obligations included Credit Facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

under the Credit Facility were $176.0 million at June 30, 2013. As of June 30, 2013, the Partnership's derivative instruments represented assets of $14.6 million and liabilities of $6.5 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C, D and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Partnership's derivative positions and the Credit Facility. As of June 30, 2013, the Partnership's asset retirement obligations were $11.9 million, a decrease of $155 thousand from the amount as of December 31, 2012. As of June 30, 2013, the Partnership was not a party to any material off-balance sheet arrangements.
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
Recently, there has been a trend in the Partnership's operating area toward horizontal drilling. In particular, the horizontal activity has been focused on drilling various zones within the Wolfcamp Shale horizon. Additionally, there is the potential that horizontal drilling in the Partnership's operating area could be economical in the Jo Mill and Spraberry Shale horizons. The Partnership believes that its leasehold acreage is prospective for horizontal development; however, the potential for horizontal development of all of its acreage is (i) limited by the noncontiguous nature of some of the Partnership's acreage, (ii) limited as to the Partnership's depth rights across some of its acreage and (iii) subject to higher risk since there has been limited horizontal drilling in the area to substantiate that such horizontal drilling will generate adequate rates of returns across the various prospective horizons. In addition, the potential for horizontal drilling locations can be adversely affected by the location of existing or future vertical wells, which may limit or eliminate the Partnership's ability to drill a horizontal well. The Partnership expects horizontal drilling to generate higher rates of return than vertical drilling, if successful in its operating areas. To-date, the Partnership has not undertaken any horizontal drilling activities, but continues to assess horizontal drilling developments in planning for the Partnership and its capital budget.
Operating activities. Net cash provided by operating activities during the six months ended June 30, 2013 was $53.6 million, as compared to $55.2 million for the six months ended June 30, 2012. The decrease in net cash provided by operating activities was primarily due to a $6.0 million increase in oil and gas production costs and a $4.3 million decrease in cash provided by changes in working capital, partially offset by a $7.5 million increase in oil and gas revenues resulting principally from an increase in production.
Investing activities. Net cash used in investing activities during the six months ended June 30, 2013 was $66.0 million, as compared to $51.6 million for the six months ended June 30, 2012. The increase in net cash used in investing activities was due primarily to increased drilling and completion costs associated with the Partnership's drilling program.
Financing activities. Net cash provided by financing activities during the six months ended June 30, 2013 was $12.8 million, as compared to net cash used in financing activities of $1.1 million for the six months ended June 30, 2012. The increase in net cash provided by financing activities was primarily due to borrowings under the Credit Facility to fund a portion of the Partnership's 2013 three-rig drilling program.
Liquidity. The Partnership expects that its principal sources of liquidity will be cash generated from operations, amounts available under the Credit Facility, and, to the extent available, funds from future private and public equity and debt offerings. As of June 30, 2013, the Partnership had $176.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $99.8 million at June 30, 2013. As of June 30, 2013, the Partnership was in compliance with all of its debt covenants. See Note F of Notes to Consolidated

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's Credit Facility.
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
The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the six months ended June 30, 2013:

Derivative Contract Net Assets (Liabilities) (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2012	$(1,760)
Changes in contract fair value	4,150
Contract maturities	5,725
Fair value of contracts outstanding as of June 30, 2013	$8,115
 ____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Interest rate sensitivity. The following table provides information about the Credit Facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the Credit Facility, the weighted average interest rates expected to be paid on the Credit Facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the Credit Facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on July 30, 2013.

	Six Months Ending December 31, 2013	Year Ending December 31,				Liability Fair Value at June 30, 2013
		2014	2015	2016	2017
	(dollars in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$176,000	$169,216
Average interest rate	1.93%	2.10%	2.64%	3.47%	3.56%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's commodity derivative financial instruments that were sensitive to changes in oil or gas prices as of June 30, 2013:

	Six Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at June 30, 2013 (a)

	2013	2014	2015
				(in thousands)
Oil Derivatives:
Collar contracts with short puts (b):				$13,864
Volume (BBLs per day)	1,750	5,000	—
Price per BBL:
Ceiling	$116.00	$105.74	$—
Floor	$88.14	$100.00	$—
Short put	$73.14	$80.00	$—
Swap contracts (b):				$(7,748)
Volume (BBLs per day)	3,000	—	—
Price per BBL	$81.02	$—	$—
Average forward NYMEX oil prices (c)	$101.90	$95.13	$—
Gas Derivatives:
Collar contracts with short puts:				$217
Volume (MMBTUs per day)	—	—	5,000
Price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Collar contracts:				$189
Volume (MMBTUs per day)	2,500	—	—
Price per MMBTU:
Ceiling	$4.50	$—	$—
Floor	$4.00	$—	$—
Swap contracts:				$1,654
Volume (MMBTUs per day)	2,500	5,000	—
Price per MMBTU	$6.89	$4.00	$—
Average forward index gas prices (d)	$3.54	$3.85	$4.07
Basis swap contracts (e):				$(61)
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
Average forward basis differential prices (d)	$(0.13)	$—	$—
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

(b)
Subsequent to June 30, 2013, the Partnership converted 1,750 BBLs per day of the Partnership's August through December 2013 collar contracts with short puts to swap contracts with a fixed price of $99.50 per BBL.

(c)	The average forward NYMEX oil prices are based on July 30, 2013 market quotes.

(d)
The average forward index gas prices and forward basis differential prices are based on NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively, on July 30, 2013.

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
Changes in internal control over financial reporting. There have been no changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Partnership is party to the legal proceedings that are described in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements." Although the Partnership may, from time to time, be involved in other litigation and claims arising out of its operations in the normal course of business, the Partnership is not currently a party to any other material legal proceedings. In addition, the Partnership is not aware of any material legal or governmental proceedings against it, or contemplated to be brought against it, under the various environmental protection statutes to which the Partnership is subject.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, under the headings "Item 1. Business - Competition, Markets and Regulations," "Item 1A. Risk Factors," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Partnership's business, financial condition or future results. Except as stated below, there has been no material change in the Partnership's risk factors from those described in the Annual Report on Form 10-K.
The proposal by Pioneer to the chairman of the Conflicts Committee of the General Partner to acquire all of the outstanding common units of the Partnership held by unitholders other than Pioneer or its subsidiaries may not result in the execution of a definitive agreement or the approval or consummation of a transaction.
On May 7, 2013, Pioneer delivered a proposal to the chairman of the Conflicts Committee of the General Partner to acquire all of the outstanding common units of the Partnership held by unitholders other than Pioneer or its subsidiaries for consideration of 0.2234 of a share of common stock of Pioneer for each outstanding common unit of the Partnership held by such unitholders in a transaction to be structured as a merger of the Partnership with a wholly-owned subsidiary of Pioneer. The proposal was referred to the Conflicts Committee, which is reviewing and evaluating the proposal. The consummation of the transaction contemplated by Pioneer's proposal is subject to approval of Pioneer's Board of Directors, approval of the Conflicts Committee and the Board of Directors of the General Partner and the negotiation of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated. If a definitive agreement is not executed or a transaction is not completed, the market price of the Partnership's common units could decline.
These risks are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to the Partnership or that it currently deems to be immaterial also may have a material adverse effect on the Partnership's business, financial condition or future results.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date:	August 1, 2013	By:	/s/ Richard P. Dealy
Richard P. Dealy Executive Vice President and Chief Financial Officer

Date:	August 1, 2013	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS (b)	—	XBRL Instance Document.
101.SCH (b)	—	XBRL Taxonomy Extension Schema.
101.CAL (b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (b)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (b)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.