Form 10-Q
period 2013-09-30
Pioneer Southwest Energy Partners L.P.
filed 2013-11-06
CIK 1407463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
 ______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common units outstanding as of November 4, 2013         35,713,700

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
These risks and uncertainties include, among other things, risks associated with the proposed merger transaction with Pioneer Natural Resources Company ("Pioneer"), which is described in more detail in this Report, pursuant to which the Partnership would become a wholly-owned subsidiary of Pioneer, including the risks that the merger transaction will not be consummated and the anticipated benefits from the merger transaction cannot be fully realized, volatility of commodity prices, the effectiveness of the Partnership's commodity price derivative strategy, reliance on Pioneer and its subsidiaries to manage the Partnership's business and identify and evaluate drilling opportunities and acquisitions, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Partnership's operating activities, access to and availability of transportation, processing, fractionation and refining facilities, the Partnership's ability to replace reserves, including through acquisitions, and implement its business plans or complete its development activities as scheduled, uncertainties associated with acquisitions, access to and cost of capital, the financial strength of counterparties to the Partnership's credit facility and derivative contracts and the purchasers of the Partnership's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data and environmental and weather risks, including the possible impacts of climate change. These and other risks are described in the Partnership's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Partnership may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIONEER SOUTHWEST ENERGY PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$4,813	$1,601
Accounts receivable:
Trade	22,188	15,651
Due from affiliates	391	—
Inventories	1,307	1,388
Prepaid expenses	148	228
Deferred income taxes	96	89
Derivatives	5,238	4,553
Total current assets	34,181	23,510
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	664,765	556,915
Unproved properties	6,727	5,682
Accumulated depletion, depreciation and amortization	(187,253)	(163,542)
Total property, plant and equipment	484,239	399,055
Derivatives	3,055	7,227
Other assets, net	904	1,097
	$522,379	$430,889
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$33,982	$15,557
Due to affiliates	—	1,277
Interest payable	11	9
Income taxes payable to affiliate	162	70
Derivatives	4,795	13,390
Asset retirement obligations	600	900
Other current liabilities	109	146
Total current liabilities	39,659	31,349
Long-term debt	201,000	126,000
Derivatives	—	150
Deferred income taxes	879	156
Asset retirement obligations	11,087	11,201
Other liabilities	355	400
Partners' equity:
General partner's interest - 35,750 general partner units issued and outstanding	423	416
Limited partners' interest - 35,713,700 common units issued and outstanding	268,976	261,217
Total partners' equity	269,399	261,633
Commitments and contingencies
	$522,379	$430,889
The financial information included as of September 30, 2013 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$63,013	$46,385	$163,832	$139,655
Derivative gains (losses), net	(11,380)	(13,592)	(7,230)	18,176
	51,633	32,793	156,602	157,831

Costs and expenses:
Oil and gas production	16,704	14,468	44,718	36,487
Production and ad valorem taxes	4,793	3,974	13,273	11,801
Depletion, depreciation and amortization	8,886	5,771	23,711	15,589
General and administrative	1,950	1,888	5,691	5,548
Accretion of discount on asset retirement obligations	209	189	623	567
Interest	1,027	638	2,848	1,456
Other	2,058	221	2,058	969
	35,627	27,149	92,922	72,417

Income before income taxes	16,006	5,644	63,680	85,414
Income tax provision	(249)	(111)	(835)	(1,062)
Net income	$15,757	$5,533	$62,845	$84,352

Allocation of net income:
General partner's interest	$16	$6	$63	$84
Limited partners' interest	15,689	5,474	62,631	84,058
Unvested participating securities' interest	52	53	151	210
Net income	$15,757	$5,533	$62,845	$84,352

Net income per common unit - basic and diluted	$0.44	$0.15	$1.75	$2.35

Weighted average common units outstanding—basic and diluted	35,714	35,714	35,714	35,714

Distributions declared per common unit	$0.52	$0.52	$1.56	$1.55

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(in thousands)
(Unaudited)

	General Partner Units Outstanding	Limited Partner Units Outstanding	General Partner's Equity	Limited Partners' Equity	Total Partners' Equity
Balance as of December 31, 2012	36	35,714	$416	$261,217	$261,633
Cash distributions declared ($1.56 per unit)	—	—	(56)	(55,713)	(55,769)
Net income	—	—	63	62,782	62,845
Contributions of unit-based services	—	—	—	690	690
Balance as of September 30, 2013	36	35,714	$423	$268,976	$269,399

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$62,845	$84,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	23,711	15,589
Deferred income taxes	716	957
Accretion of discount on asset retirement obligations	623	567
Amortization of debt related costs	194	174
Amortization of unit-based compensation	690	639
Commodity derivative related activity	(5,258)	(28,700)
Other noncash expense	—	969
Change in operating assets and liabilities:
Accounts receivable	(6,928)	1,531
Inventories	81	(353)
Prepaid expenses	80	(91)
Accounts payable	6,735	6,241
Interest payable	2	127
Income taxes payable to affiliate	92	(430)
Asset retirement obligations	(1,325)	(1,477)
Other current liabilities	(82)	(296)
Net cash provided by operating activities	82,176	79,799
Cash flows from investing activities:
Additions to oil and gas properties	(98,195)	(76,778)
Net cash used in investing activities	(98,195)	(76,778)
Cash flows from financing activities:
Borrowings under credit facility	75,000	107,000
Principal payments on credit facility	—	(51,000)
Payment of financing fees	—	(1,291)
Distributions to unitholders	(55,769)	(55,412)
Net cash provided by (used in) financing activities	19,231	(703)
Net increase in cash	3,212	2,318
Cash, beginning of period	1,601	1,176
Cash, end of period	$4,813	$3,494

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
As of September 30, 2013, Pioneer owns a 52.4 percent limited partner interest in the Partnership and Pioneer owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages the Partnership.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Partnership as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Merger Agreement with Pioneer. On August 9, 2013, the Partnership entered into an Agreement and Plan of Merger with Pioneer, Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of Pioneer ("Pioneer USA"), PNR Acquisition Company, LLC, a wholly-owned subsidiary of Pioneer ("MergerCo"), and the General Partner, which was amended on October 25, 2013 (as amended, the "Merger Agreement").
Pursuant to the Merger Agreement, MergerCo will merge with and into the Partnership, with the Partnership surviving the merger (the "Merger"), such that following the Merger, the General Partner will remain a wholly-owned subsidiary of Pioneer and the sole general partner of the Partnership, and Pioneer USA will be the sole limited partner of the Partnership. Except for the common units owned by Pioneer, all of the common units outstanding as of the closing of the Merger will be cancelled and, except for the dissenting units (as defined in the next paragraph), converted into the right to receive 0.2325 of a share of common stock of Pioneer per common unit.
Pursuant to the terms and conditions of the Merger Agreement, common units that are owned by a unitholder (a) other than the Partnership or its subsidiaries or Pioneer or its subsidiaries, (b) who does not vote at the special meeting of the Partnership in favor of the proposal to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, and (c) who is entitled to demand and properly demands appraisal of such common units (the "dissenting units") pursuant to, and who complies in all respects with, the provisions of the Merger Agreement regarding appraisal rights (the "dissenting unitholders") will not be converted into the right to receive the merger consideration, but instead will be entitled to payment of the fair value of such dissenting units pursuant to and in accordance with the provisions of the Merger Agreement, unless and until such dissenting unitholder shall have failed to perfect or shall have effectively withdrawn or lost the appraisal rights. If a dissenting unitholder fails to perfect or effectively withdraws or loses the appraisal rights, then, as of the occurrence of such event or the closing of the Merger, whichever occurs later, each of such dissenting unitholder's dissenting units will be converted into the right to receive 0.2325 of a share of common stock of Pioneer per common unit.
The Merger Agreement provides that regular quarterly distributions on the Partnership's common units, not to exceed $0.52 per common unit per quarter (which $0.52 per common unit is equivalent to the most recent distribution declared for the quarter ended September 30, 2013), are to continue until the closing of the Merger. Regular distributions for a quarter are declared late in the first month following such quarter, and no distribution will be paid for a quarter if the Merger closes prior to the normal record date for such distribution. No fractional shares of Pioneer common stock will be issued in the Merger. In lieu of receiving any fractional share of Pioneer common stock to which any holder of the Partnership's common units would otherwise have been entitled, after aggregating all fractions of shares to which such holder would be entitled, any fractional share will be rounded up to a whole share of Pioneer common stock. The closing of the Merger is subject to certain closing conditions, including the

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

approval of the Merger Agreement and the transactions contemplated thereby by the affirmative vote of holders of a majority of the outstanding common units entitled to vote at a special meeting of the unitholders of the Partnership. Pursuant to a voting agreement, Pioneer has agreed to cause the common units owned by it and its subsidiaries to be voted in favor of the Merger, which units represent 52.4 percent of the Partnership's outstanding common units and therefore constitute a sufficient number of common units to approve the Merger at the special meeting of the unitholders of the Partnership. The parties anticipate that the Merger will close in the fourth quarter of 2013, pending satisfaction of certain conditions thereto. See Note J for a description of the litigation contingencies associated with the Merger.
Net income per common unit. Net income per common unit is calculated by dividing the limited partners' interest in net income (which excludes net income allocable to unvested participating securities) by the weighted average number of common units outstanding.
The Partnership applies the provisions of Accounting Standards Codification ("ASC") Topic 260 "Earnings Per Share" when determining net income per common unit. Instruments granted in unit-based payment transactions that are determined to be participating securities prior to vesting are included in the net income allocation in computing basic and diluted net income per unit. Participating securities represent unvested unit-based compensation awards that have non-forfeitable distribution rights during their vesting periods, such as the phantom units and restricted units awarded under the Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (the "LTIP").
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
September 30, 2013
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
The following table presents the Partnership's assets and liabilities that are measured at fair value as of September 30, 2013:

	Fair Value Measurements at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
	(in thousands)
Recurring fair value measurements
Assets:
Commodity derivatives	$—	$8,293	$—	$8,293
Liabilities:
Commodity derivatives	—	4,795	—	4,795
Total recurring fair value measurements	$—	$3,498	$—	$3,498
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
Financial instruments not carried at fair value. The carrying values and fair values of financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Credit facility	$201,000	$193,355	$126,000	$123,635
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

 Oil production derivative activities. All material physical sales contracts governing the Partnership's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the volumes per day in barrels ("BBLs") outstanding as of September 30, 2013 under the Partnership's oil derivative contracts and the weighted average NYMEX prices per BBL for those contracts as of September 30, 2013:

	Three Months Ending December 31,	Year Ending December 31,
	2013	2014
Collar contracts with short puts:
Volume (BBLs per day)	—	5,000
Average price per BBL:
Ceiling	$—	$105.74
Floor	$—	$100.00
Short put	$—	$80.00
Swap contracts:
Volume (BBLs per day)	4,750	—
Average price per BBL	$87.83	$—
 Gas production derivative activities. All material physical sales contracts governing the Partnership's gas production are tied directly or indirectly to regional index prices where the gas is sold. The Partnership uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between the Permian Basin index price and the NYMEX Henry Hub index price used in gas swap contracts. The following table sets forth the volumes in millions of British Thermal Units ("MMBTUs") under outstanding gas derivative contracts and the weighted average index prices per MMBTU for those contracts as of September 30, 2013:

	Three Months Ending December 31,	Year Ending December 31,
	2013	2014	2015
Collar contracts with short puts:
Volume (MMBTUs per day)	—	—	5,000
Average price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Collar contracts:
Volume (MMBTUs per day)	2,500	—	—
Average price per MMBTU:
Ceiling	$4.50	$—	$—
Floor	$4.00	$—	$—
Swap contracts:
Volume (MMBTUs per day)	2,500	5,000	—
Average price per MMBTU	$6.89	$4.00	$—
Basis swap contracts:
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
Tabular disclosure of derivative financial instruments. All of the Partnership's derivatives are accounted for as non-hedge derivatives as of September 30, 2013 and December 31, 2012 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Partnership recognized derivative losses

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

on commodity contracts of $11.4 million and $7.2 million during the three and nine months ended September 30, 2013, respectively, as compared to derivative losses of $13.6 million and derivative gains of $18.2 million for the three and nine months ended September 30, 2012, respectively, which are reflected in net derivative gains (losses) in the accompanying consolidated statement of operations. The Partnership classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Partnership enters into derivatives under master netting agreements, which, in an event of default, allows the Partnership to offset payables to and receivables from the defaulting counterparty.
The aggregate fair value of the Partnership's derivative instruments that are reported in the consolidated balance sheets consists of the following:

Fair Value of Derivative Instruments as of September 30, 2013
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Derivatives - current	$6,465	$(1,227)	$5,238
Derivatives - noncurrent	$3,071	$(16)	3,055
			$8,293
Liability Derivatives:
Derivatives - current	$6,022	$(1,227)	$4,795
Derivatives - noncurrent	$16	$(16)	—
			$4,795

Fair Value of Derivative Instruments as of December 31, 2012
Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
	(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Derivatives - current	$4,553	$—	$4,553
Derivatives - noncurrent	$7,278	$(51)	7,227
			$11,780
Liability Derivatives:
Derivatives - current	$13,390	$—	$13,390
Derivatives - noncurrent	$201	$(51)	150
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

consolidated balance sheets. If the exploratory well is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.
The following table reflects the Partnership's capitalized exploratory well activity during the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(in thousands)
Beginning capitalized exploratory costs	$10,572	$—
Additions to exploratory costs pending the determination of proved reserves	5,552	35,225
Reclassification due to determination of proved reserves	(16,109)	(35,210)
Ending capitalized exploratory costs (a)	$15	$15
__________

(a)	All capitalized exploratory costs are aged less than one year based on the date drilling was completed.
NOTE F. Long-term Debt
The Partnership maintains a Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that has aggregate loan commitments of $300 million that expires in March 2017. As of September 30, 2013, the Partnership had $201.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables on which the calculation of net present value is based (including assumed commodity prices and discount rates) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $68.6 million at September 30, 2013.
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
NOTE G. Incentive Plans
For the three and nine months ended September 30, 2013, the Partnership recognized $240 thousand and $791 thousand, respectively, of unit-based compensation, as compared to $287 thousand and $811 thousand, respectively, for the three and nine months ended September 30, 2012. As of September 30, 2013, there was $1.3 million of unrecognized compensation expense related to unvested unit-based compensation awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.
The following table reflects the Partnership's outstanding unit-based awards as of September 30, 2013 and the activity related thereto for the nine months ended September 30, 2013:

	Restricted Units	Phantom Units
Outstanding at beginning of year	7,496	102,644
Units granted	—	32,242
Lapse of restrictions	(7,496)	(35,118)
Outstanding at September 30, 2013	—	99,768

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE H. Asset Retirement Obligations
The Partnership's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Partnership's asset retirement obligation activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning asset retirement obligations	$11,946	$9,867	$12,101	$10,315
Liabilities settled	(636)	(576)	(1,325)	(1,477)
New wells placed on production	168	48	288	123
Accretion of discount	209	189	623	567
Ending asset retirement obligations	$11,687	$9,528	$11,687	$9,528
NOTE I. Related Party Transactions
In accordance with standard industry operating agreements and the various agreements entered into between the Partnership and Pioneer, the Partnership incurred the following charges from Pioneer during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Producing well overhead (COPAS) fees	$3,074	$2,863	$9,083	$8,361
Payment of lease operating and supervision charges	3,558	2,498	9,548	7,384
Drilling and completion related charges	11,334	8,546	38,668	28,775
General and administrative expenses	1,298	1,181	3,648	3,422
Total	$19,264	$15,088	$60,947	$47,942
As of September 30, 2013, the Partnership has a net accounts receivable – due from affiliates in the accompanying consolidated balance sheet of $391 thousand, representing a $1.7 million receivable for reimbursable drilling and completion, and lease operating and supervision related charges that were provided by Pioneer, partially offset by a $1.3 million payable to Pioneer for general and administrative expenses and a $40 thousand payable to Pioneer for other miscellaneous items. As of December 31, 2012, the Partnership's net accounts payable – due to affiliates balance in the accompanying consolidated balance sheet of $1.3 million includes a $1.4 million payable to Pioneer for general and administrative expenses and a $106 thousand payable to Pioneer for other miscellaneous items, partially offset by a $266 thousand receivable for reimbursable drilling and completion related charges that were provided by Pioneer.
As of September 30, 2013 and December 31, 2012, the Partnership had $162 thousand and $70 thousand, respectively, of income taxes payable to affiliate recorded in the accompanying consolidated balance sheets, representing amounts due to Pioneer under a tax sharing agreement between Pioneer and the Partnership.
During the third quarter of 2013, Pioneer entered into leases on 1,200 acres in Midland County in West Texas to explore, develop and produce oil and gas from the properties and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for a payment to Pioneer of $2.5 million, representing a pro rata share of Pioneer's acquisition cost. There were no producing wells associated with the acquisition and the Partnership recorded the entire acquisition cost to unproved property.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Prior to 2013, the General Partner annually awarded restricted common units to directors under the LTIP. Restricted common units were not awarded to directors under the LTIP during 2013. The Partnership paid the General Partner nil and $74 thousand during the three and nine months ended September 30, 2013, respectively, and $50 thousand and $147 thousand during the three and nine months ended September 30, 2012, respectively, which amounts represent the vested portion of the fair values of the annual director awards. In addition, the General Partner awarded 32,242 and 37,487 phantom units during the nine months ended September 30, 2013 and 2012, respectively, to certain officers of Pioneer and the General Partner, who were most responsible for the performance of the Partnership. The phantom units represent the right to receive common units after the lapse of a three-year vesting period, subject to the recipient's continuous employment with Pioneer. Distributions on the phantom units are paid concurrently with distributions paid to holders of common units. Associated therewith, the Partnership recognized general and administrative expense during the three and nine months ended September 30, 2013 of $240 thousand and $717 thousand, respectively, of which $231 thousand and $690 thousand, respectively, was noncash, as compared to $237 thousand and $664 thousand, respectively, of which $228 thousand and $639 thousand, respectively, was noncash, for the three and nine months ended September 30, 2012. The Merger Agreement provides that the phantom units outstanding as of the closing of the Merger will remain issued under the LTIP and will be converted into equivalent restricted stock units of common stock of Pioneer, with the number of shares subject to such restricted stock units adjusted to reflect the Merger exchange ratio, rounded down to the nearest whole share, but otherwise on the same terms and conditions as were applicable prior to the Merger.
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
Lawsuits filed in state and federal courts in Texas relating to the Merger. On May 15, 2013, David Flecker, a purported unitholder of the Partnership, filed a class action petition on behalf of the Partnership's unitholders and a derivative suit on behalf of the Partnership against, Pioneer, Pioneer USA, the General Partner and the directors of the General Partner, in the 134th Judicial District of Dallas County, Texas (the "Flecker Lawsuit"). A similar class action petition and derivative suit was filed against the same defendants on May 20, 2013, in the 160th Judicial District of Dallas County, Texas, by purported unitholder Vipul Patel (the "Patel Lawsuit"). On August 27, 2013, the plaintiff in the Flecker Lawsuit filed an amended petition. On September 3, 2013, the court consolidated the Patel Lawsuit into the Flecker Lawsuit (as consolidated, the "Texas State Court Lawsuit"), and the plaintiffs filed a consolidated derivative and class action petition on September 5, 2013.
The Texas State Court Lawsuit alleges, among other things, that the consideration offered by Pioneer in the Merger is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, the defendants have breached their duties under the Partnership Agreement as well as the implied covenant of good faith and fair dealing, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) engaged in self-dealing, failed to act in good faith toward the Partnership, and breached their duties owed to the Partnership; (ii) failed to properly value the Partnership and its various assets and operations and ignored or failed to protect against the numerous conflicts of interest arising out of the proposed transaction; and (iii) breached the implied covenant of good faith and fair dealing by engaging in a flawed merger process. The Texas State Court Lawsuit also alleges that Pioneer, Pioneer USA and the General Partner aided and abetted the director defendants in their purported breach of fiduciary duties.
Based on these allegations, the plaintiffs in the Texas State Court Lawsuit seek to enjoin the defendants from proceeding with or consummating the proposed transaction. To the extent that the Merger is implemented before relief is granted, the plaintiffs seek to have the Merger rescinded. The plaintiffs also seek money damages and attorneys' fees. The defendants have filed a motion to dismiss the Texas State Court Lawsuit based on improper forum.
On August 21, 2013, Allan H. Beverly, a purported unitholder, filed a class action complaint against the Partnership, Pioneer, Pioneer USA, MergerCo and the directors of the General Partner in the United States District Court for the Northern District of Texas (the "Beverly Lawsuit"). The Beverly Lawsuit alleges that the defendants breached their fiduciary duties by agreeing to the Merger by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that the director defendants: (i) failed to maximize the value of the Partnership to its public unitholders and took steps to avoid competitive bidding; (ii) failed to properly

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

value the Partnership; and (iii) ignored or failed to protect against the numerous conflicts of interest arising out of the proposed transaction. The Beverly Lawsuit also alleges that Pioneer, Pioneer USA and MergerCo aided and abetted the director defendants in their purported breach of fiduciary duties.
On September 13, 2013, Douglas Shelton, another purported unitholder, filed a class action complaint against the same defendants in the Beverly Lawsuit (as well as the General Partner) in the same court as the Beverly Lawsuit (the "Shelton Lawsuit"). The Shelton Lawsuit makes similar allegations to the Beverly Lawsuit, and also alleges that Section 7.9 of the Partnership Agreement fails to alter or eliminate the defendants' common law fiduciary duties owed to unitholders in the context of the Merger. Specifically, the lawsuit alleges: (i) that Pioneer, as controlling unitholder, failed to fulfill its fiduciary duties in connection with the Merger because it purportedly cannot establish that the proposed Merger is the result of a fair process that will return a fair price to the unaffiliated unitholders of the Partnership; (ii) that the director defendants breached their fiduciary duties by failing to exercise due care and diligence in connection with the proposed Merger because the proposed Merger is purportedly not the result of a fair process that will return a fair price to the unaffiliated unitholders; and (iii) that the non-director defendants aided and abetted the director defendants in their purported breach of fiduciary duties. The plaintiffs in the Beverly Lawsuit and the Shelton Lawsuit (together, the "Federal Lawsuits") seek the same remedies as the plaintiffs in the Texas State Court Lawsuit.
On September 26, 2013, representatives of the plaintiffs in the Texas State Court Lawsuit and the Federal Lawsuits and representatives of the defendants in such lawsuits entered into a memorandum of understanding (the "memorandum of understanding") to settle the claims and allegations made in such lawsuits. The memorandum of understanding provides the plaintiffs with a period of confirmatory discovery during which the plaintiffs can confirm the fairness and reasonableness of the settlement contemplated by the memorandum of understanding. The parties agreed to use their reasonable best efforts to agree upon, execute and present to the Dallas County, Texas District Court a stipulation of settlement, which will provide for, among other things, a certification, for settlement purposes only, of the applicable class of unitholders to which the settlement will apply. Furthermore, the stipulation of settlement will provide for a full and complete discharge, dismissal with prejudice, settlement and release of all claims, suits and causes of action by the plaintiffs (other than appraisal rights under the Merger Agreement) against the defendants and their representatives arising out of or relating to the allegations made in the Texas State Court Lawsuit and the Federal Lawsuits, the Merger or any deliberations, negotiations, disclosures, omissions, press releases, statements or misstatements in connection therewith, any fiduciary or other obligations in respect of the Merger or any alternative transaction or under the Partnership Agreement, or any costs and expenses associated with settlement other than as provided in the stipulation. All proceedings relating to the allegations made in the Texas State Court Lawsuit other than with respect to the settlement have been stayed. As part of the consideration for the settlement, the Merger Agreement was amended to provide for contractual appraisal rights for the unitholders of the Partnership. The parties to the memorandum of understanding have agreed to use their reasonable best efforts to obtain the agreement of any plaintiffs filing similar lawsuits to the Texas State Court Lawsuit or the Federal Lawsuits (whether filed in any state or federal court) to become party to the memorandum of understanding and the related settlement, and it is a condition to the consummation of the final settlement that any such plaintiffs join the settlement or such similar lawsuits otherwise be dismissed with prejudice prior to the final approval of the settlement. On October 15, 2013, the plaintiffs in the Beverly Lawsuit voluntarily dismissed all claims in the lawsuit in accordance with the memorandum of understanding. On October 16, 2013, the plaintiffs in the Shelton Lawsuit likewise voluntarily dismissed all claims in the lawsuit in accordance with the memorandum of understanding. There can be no assurance that a final settlement will be consummated.
Lawsuit filed in the Delaware Court of Chancery relating to the Merger. On September 23, 2013, Patrick Wilson, another purported unitholder, filed a class action petition on behalf of the unitholders against Pioneer USA, MergerCo, the Partnership, the General Partner and the directors of the General Partner in the Court of Chancery of the State of Delaware (the "Wilson Lawsuit"). The Wilson Lawsuit alleges that the director defendants breached their purported fiduciary obligations to the unitholders by engaging in a process that undervalued the Partnership and which allegedly constitutes gross negligence, recklessness, willful misconduct, bad faith or knowing violations of law. Additionally, the Wilson Lawsuit alleges that the non-director defendants aided and abetted the purported breaches of fiduciary duties of the director defendants. The Wilson Lawsuit seeks the same remedies as the plaintiffs in the Texas State Court Lawsuit and the Federal Lawsuits. As of the date of this Report, the plaintiffs in the Wilson Lawsuit have not joined the memorandum of understanding.
The Partnership cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this Report, nor can the Partnership predict the amount of time and expense that will be required to resolve these lawsuits. See Note B for a description of the Merger Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE K. Income Taxes
The Partnership's income tax provisions and benefits, which were entirely attributable to the Texas Margin tax (which rate currently approximates one percent of the Partnership's taxable income apportioned to Texas), consisted of the following for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Current provisions:
U.S. state	$13	$21	$119	$105
Deferred provisions:
U.S. state	236	90	716	957
	$249	$111	$835	$1,062
The Partnership's net deferred tax attributes represented current assets of $96 thousand and $89 thousand as of September 30, 2013 and December 31, 2012, respectively, and noncurrent liabilities of $879 thousand and $156 thousand as of September 30, 2013 and December 31, 2012, respectively. In connection with the Partnership's initial public offering in 2008, the Partnership entered into a tax sharing agreement with Pioneer. Under this agreement, the Partnership pays Pioneer for its share of state and local income and other taxes (currently only the Texas Margin tax) for which the Partnership's results are included in a combined or consolidated tax return filed by Pioneer. The Partnership's share of Texas Margin tax is determined based on a pro forma tax return that includes only the income, deductions, gains, losses and credits of the Partnership as if the Partnership filed a separate return. As of September 30, 2013 and December 31, 2012, the Partnership had $162 thousand and $70 thousand, respectively, of income taxes payable to affiliate in the accompanying consolidated balance sheets, representing amounts due to Pioneer under the tax sharing agreement.
NOTE L. Subsequent Events
Distribution declaration. In October 2013, the Partnership declared a cash distribution of $0.52 per common unit for the period from July 1, 2013 to September 30, 2013. The distribution is payable on November 12, 2013 to unitholders of record at the close of business on November 4, 2013. Associated therewith, the Partnership expects to pay $18.6 million of aggregate distributions.
Merger Agreement. On October 25, 2013, the Partnership entered into an amendment to the Agreement and Plan of Merger with Pioneer, Pioneer USA, MergerCo and the General Partner dated August 9, 2013. Pursuant to the Merger Agreement, MergerCo will merge with and into the Partnership, with the Partnership surviving the Merger, such that following the Merger, the General Partner will remain a wholly-owned subsidiary of Pioneer and the sole general partner of the Partnership, and Pioneer USA will be the sole limited partner of the Partnership. Except for the common units owned by Pioneer, all of the common units outstanding as of the closing of the Merger will be cancelled and, except for the dissenting units, converted into the right to receive 0.2325 of a share of common stock of Pioneer per common unit. The closing of the Merger is subject to the satisfaction of certain closing conditions. See Note B for a description of the Merger Agreement.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
Highlights of the Partnership's financial and operating performance for the third quarter of 2013 include:

•
Net income increased to $15.8 million ($0.44 per common unit) for the third quarter of 2013, as compared to net income of $5.5 million ($0.15 per common unit) for the third quarter of 2012. The increase in net income during the third quarter of 2013, as compared to the third quarter of 2012, is primarily attributable to:

◦
a $16.6 million increase in oil and gas sales as a result of 18 percent, five percent and 17 percent increases in average oil, NGL and gas prices, respectively, and a 16 percent increase in daily sales volumes on a BOE basis; and

◦	a $2.2 million decrease in net derivative losses; partially offset by

◦	a $3.1 million increase in depreciation, depletion and amortization ("DD&A") expense primarily due to higher sales volumes and proved property carrying values;

◦	a $2.2 million increase in oil and gas production costs, primarily due to increases in repair and maintenance charges, labor costs, salt water disposal costs and workover costs;

◦	a $1.8 million increase in other expense for legal and consulting services related to the Merger Agreement with Pioneer; and

◦	an $819 thousand increase in production and ad valorem taxes associated with the aforementioned increase in oil, NGL and gas prices.

•
The Partnership's three-rig drilling program added 14 new producing wells during the third quarter of 2013. See "Capital Commitments, Capital Resources and Liquidity - Capital commitments," for additional information about the Partnership's drilling activities.

•
Daily sales volumes for the third quarter of 2013 increased by 16 percent to 8,872 BOEPD, as compared to 7,664 BOEPD in the third quarter of 2012, primarily due to incremental production volumes from wells drilled as part of the Partnership's three-rig drilling program.

•
Average oil, NGL and gas sales prices increased to $103.77 per BBL, $33.11 per BBL and $3.07 per MCF, respectively, during the third quarter of 2013, as compared to $88.12 per BBL, $31.60 per BBL and $2.62 per MCF, respectively, during the third quarter of 2012.

•	Average oil and gas production costs per BOE decreased to $20.48 for the third quarter of 2013, as compared to $20.52 for the third quarter of 2012.

•
Net cash provided by operating activities increased by 16 percent to $28.6 million in the third quarter of 2013, as compared to $24.6 million in the third quarter of 2012, primarily due to the increases in sales volumes and commodity prices. See "Capital Commitments, Capital Resources and Liquidity - Capital resources," for additional information about the change in the Partnership's net cash provided by operating activities.

Recent Developments
On August 9, 2013, the Partnership entered into an Agreement and Plan of Merger with Pioneer, Pioneer USA, MergerCo and the General Partner, which was amended on October 25, 2013.
Pursuant to the Merger Agreement, MergerCo will merge with and into the Partnership, with the Partnership surviving the Merger, such that following the Merger, the General Partner will remain a wholly-owned subsidiary of Pioneer and the sole general partner of the Partnership, and Pioneer USA will be the sole limited partner of the Partnership. Except for the common units owned by Pioneer, all of the common units outstanding as of the closing of the Merger will be cancelled and, except for the dissenting units, converted into the right to receive 0.2325 of a share of common stock of Pioneer per common unit.
Pursuant to the terms and conditions of the Merger Agreement, dissenting units that are owned by dissenting unitholders will not be converted into the right to receive the merger consideration, but instead will be entitled to payment of the fair value of such dissenting units ("appraisal rights") pursuant to and in accordance with the provisions of the Merger Agreement, unless and until such dissenting unitholder shall have failed to perfect or shall have effectively withdrawn or lost the appraisal rights. If a dissenting unitholder fails to perfect or effectively withdraws or loses the appraisal rights, then, as of the occurrence of such event

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

or the closing of the Merger, whichever occurs later, each of such dissenting unitholder's dissenting units will be converted into the right to receive 0.2325 of a share of common stock of Pioneer per common unit.
The Merger Agreement provides that regular quarterly distributions on the Partnership's common units, not to exceed $0.52 per common unit per quarter (which $0.52 per common unit is equivalent to the most recent distribution declared for the quarter ended September 30, 2013), are to continue until the closing of the Merger. Regular distributions for a quarter are declared late in the first month following such quarter, and no distribution will be paid for a quarter if the Merger closes prior to the normal record date for such distribution. No fractional shares of Pioneer common stock will be issued in the Merger. In lieu of receiving any fractional share of Pioneer common stock to which any holder of the Partnership's common units would otherwise have been entitled, after aggregating all fractions of shares to which such holder would be entitled, any fractional share will be rounded up to a whole share of Pioneer common stock. The closing of the Merger is subject to certain closing conditions, including the approval of the Merger Agreement and the transactions contemplated thereby by the affirmative vote of holders of a majority of the outstanding common units entitled to vote at a special meeting of the unitholders of the Partnership. Pursuant to a voting agreement, Pioneer has agreed to cause the common units owned by it and its subsidiaries to be voted in favor of the Merger, which units represent 52.4 percent of the Partnership's outstanding common units and therefore constitute a sufficient number of common units to approve the Merger at the special meeting of the unitholders of the Partnership. The parties anticipate that the Merger will close in the fourth quarter of 2013, pending satisfaction of certain conditions thereto.
See Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the litigation contingencies associated with the Merger and "Part II, Item 1A. Risk Factors" for additional information about potential risks associated with the Merger.
Fourth Quarter 2013 Outlook
Based on current estimates, the Partnership expects production to average 8,700 to 9,200 BOEPD.
Production costs (including production and ad valorem taxes) are expected to average $24.00 to $27.00 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $10.50 to $11.50 per BOE.
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
Acquisitions
During the third quarter of 2013, Pioneer entered into leases on 1,200 acres in Midland County in West Texas to explore, develop and produce oil and gas from the properties and assigned to the Partnership an undivided 94 percent of Pioneer's interest in the leases in consideration for a payment to Pioneer of $2.5 million, representing a pro rata share of Pioneer's acquisition cost. There were no producing wells associated with the acquisition and the Partnership recorded the entire acquisition cost to unproved property. See Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Partnership's acquisition.
Results of Operations
Oil and gas revenues. Oil and gas revenues totaled $63.0 million and $163.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $46.4 million and $139.7 million for the same periods in 2012.
The increase in oil and gas revenues during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to 17 percent and five percent increases in the average per BOE sales prices, respectively, and 16 percent and 13 percent increases in the average daily BOE sales volumes, respectively.
The increase in the average per BOE sales price during the three months ended September 30, 2013, as compared to the same period in 2012, resulted from the effects of 18 percent, five percent and 17 percent increases in average oil, NGL and gas prices, respectively. The increase in the average per BOE sales price during the nine months ended September 30, 2013, as compared to the same period in 2012, resulted from the effects of three percent and 42 percent increases in average oil and gas prices, respectively, partially offset by a two percent decrease in average NGL prices.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

 The following table provides average daily sales volumes for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil (BBLs)	5,792	4,934	5,617	4,900
NGLs (BBLs)	1,848	1,665	1,573	1,449
Gas (MCF)	7,393	6,388	7,237	6,665
Total (BOE)	8,872	7,664	8,396	7,459
The oil, NGL and gas prices that the Partnership reports are based on the market prices received for the commodities. The following table provides the Partnership's average prices for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil (BBLs)	$103.77	$88.12	$93.63	$91.13
NGLs (BBLs)	$33.11	$31.60	$32.59	$33.29
Gas (MCF)	$3.07	$2.62	$3.17	$2.24
Total (BOE)	$77.20	$65.79	$71.48	$68.33
Derivative gains (losses), net. Fluctuations in commodity prices resulted in net mark-to-market derivative losses of $11.4 million and $7.2 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Partnership recognized net mark-to-market derivative losses of $13.6 million and net mark-to-market derivative gains of $18.2 million, respectively. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Partnership's commodity related derivative financial instruments.
Oil and gas production costs. The Partnership's oil and gas production costs totaled $16.7 million and $44.7 million during the three and nine months ended September 30, 2013, respectively, as compared to $14.5 million and $36.5 million for the same respective periods in 2012. During the three and nine months ended September 30, 2013, total oil and gas production costs per BOE were consistent and increased by nine percent, respectively, as compared to the three and nine months ended September 30, 2012. The increase in production costs per BOE during the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to the following:

•	a $1.05 per BOE increase in repair and maintenance costs;

•	a $0.30 per BOE increase in labor charges; and

•	a $0.10 per BOE increase in third party transportation charges.
The following table provides the components of the Partnership's oil and gas production costs per BOE for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Lease operating expenses	$18.34	$19.15	$17.82	$16.21
Workover costs	2.14	1.37	1.70	1.64
Total production costs	$20.48	$20.52	$19.52	$17.85
Production and ad valorem taxes. The Partnership's production and ad valorem taxes were $4.8 million and $13.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $4.0 million and $11.8 million for the same respective periods in 2012. In general, fluctuations in production and ad valorem taxes are directly related to commodity price

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three and nine months ended September 30, 2013, the Partnership's production taxes per BOE increased 14 percent and three percent, respectively, and ad valorem taxes per BOE decreased eight percent and three percent, respectively, resulting in a combined increase of four percent and one percent, respectively, as compared to the three and nine months ended September 30, 2012.
The following table provides components of the Partnership's total production and ad valorem taxes per BOE for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Production taxes	$3.70	$3.25	$3.47	$3.36
Ad valorem taxes	2.18	2.38	2.33	2.41
Total production and ad valorem taxes	$5.88	$5.63	$5.80	$5.77
DD&A expense. The Partnership's DD&A expense was $8.9 million ($10.89 per BOE) and $23.7 million ($10.34 per BOE) for the three and nine months ended September 30, 2013, respectively, as compared to $5.8 million ($8.18 per BOE) and $15.6 million ($7.63 per BOE) for the same respective periods in 2012. The increase in per BOE depletion expense was primarily due to a 34 percent increase in the Partnership's proved oil and gas property basis as a result of its three-rig drilling program.
General and administrative expense. The Partnership's general and administrative expense was $2.0 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.9 million and $5.5 million for the same respective periods in 2012. The Partnership and Pioneer entered into an administrative services agreement in May 2008, pursuant to which Pioneer performs administrative services for the Partnership. In accordance with this agreement, a portion of Pioneer's general and administrative expense is allocated to the Partnership based on a methodology of determining the Partnership's share, on a per-BOE basis, of certain of the general and administrative costs incurred by Pioneer. The Partnership is also responsible for paying for its direct third-party services.
Interest expense. Interest expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $638 thousand and $1.5 million for the same respective periods in 2012. The increase in interest expense for the three and nine months ended September 30, 2013, as compared to the same respective periods in 2012, was primarily due to an increase in outstanding borrowings under the Credit Facility.
Other expense. The Partnership recorded other expense of $2.1 million for both the three and nine months ended September 30, 2013, as compared to $221 thousand and $969 thousand for the same respective periods in 2012. Other expense for the three and nine months ended September 30, 2013 is comprised of fees for legal and consulting services provided by third-parties associated with the proposed Merger transaction with Pioneer. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Merger Agreement. For the three months ended September 30, 2012, other expense was comprised of $221 thousand of charges for the remediation of two salt water disposal pipeline leaks. For the nine months ended September 30, 2012, other expense was comprised of a $772 thousand charge for the aforementioned pipeline leak remediation and a $197 thousand miscellaneous charge.
Income tax provision. The Partnership recognized income tax provisions of $249 thousand and $835 thousand for the three and nine months ended September 30, 2013, respectively, as compared to income tax provisions of $111 thousand and $1.1 million for the same respective periods in 2012. The Partnership's income tax provision increased for the three months ended September 30, 2013, as compared to the same respective period in 2012, primarily due to increased oil and gas revenues. The Partnership's income tax provision decreased for the nine months ended September 30, 2013, as compared to the same respective period in 2012, primarily due to increased oil and gas revenues being more than offset by higher costs and derivative losses in 2013. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's income taxes.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Capital Commitments, Capital Resources and Liquidity
Capital commitments. Pending consummation of the Merger, which is expected to occur in the fourth quarter of 2013, the Partnership expects that it will continue to operate its business as it has in the past, including the continuation of its three-rig drilling program through the remainder of 2013. The Partnership's primary cash funding needs will be for drilling expenditures and unitholder distributions. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, or external financing sources as discussed in "Capital resources" below. Although the Partnership expects that these sources of funding will be adequate to fund capital expenditures and dividend/distribution payments and provide adequate liquidity to fund other needs during 2013, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs. See "Part II, Item 1A. Risk Factors" for additional information about potential risks associated with the Merger.
During the nine months ended September 30, 2013, the Partnership placed 39 new wells on production, of which 13 were exploration wells, recompleted one well and exited the third quarter with nine wells in progress, of which one was an exploration well. The Partnership plans to continue with a three-rig drilling program over the balance of 2013. Capital expenditures over the remainder of 2013 are expected to be approximately $35 million, including facility connections. The Partnership's 2013 capital expenditures include the savings from Pioneer's use of internally provided drilling and completion services in connection with drilling the Partnership's undeveloped locations. However, Pioneer has no obligation to provide its internal services in connection with future drilling of the Partnership's undeveloped properties. Although the Partnership expects that internal cash flows and available borrowing capacity under the Credit Facility will be adequate to fund capital expenditures and planned unitholder distributions for the remainder of 2013, no assurances can be given that such funding sources will be adequate to meet the Partnership's future needs.
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
A distribution for the third quarter of 2013 of $0.52 per unit was declared by the Board of Directors of the General Partner on October 22, 2013 and is to be paid on November 12, 2013 to unitholders of record on November 4, 2013. The Merger Agreement provides that regular quarterly distributions on the Partnership's common units, not to exceed $0.52 per common unit per quarter, are to continue until the closing of the Merger. Regular distributions for a quarter are declared late in the first month following such quarter, and no distribution will be paid for a quarter if the Merger closes prior to the normal record date for such distribution.
Oil and gas properties. The Partnership's cash expenditures for additions to oil and gas properties during the nine months ended September 30, 2013 increased by 28 percent to $98.2 million, as compared to $76.8 million for the same period in 2012. Additions to oil and gas properties primarily reflect expenditures associated with the Partnership's three-rig drilling program during the nine months ended September 30, 2013. The Partnership's expenditures for additions to oil and gas properties for the nine months ended September 30, 2013 and 2012 were funded by net cash provided by operating activities and borrowings under the Credit Facility.
Contractual obligations, including off-balance sheet obligations. As of September 30, 2013, the Partnership's contractual obligations included Credit Facility indebtedness, asset retirement obligations and derivative instruments. Borrowings outstanding under the Credit Facility were $201.0 million at September 30, 2013. As of September 30, 2013, the Partnership's derivative instruments represented assets of $8.3 million and liabilities of $4.8 million; however, these derivative instruments continue to have market risk and represent contractual obligations of the Partnership. The ultimate liquidation value of the Partnership's commodity derivatives will be dependent upon actual future commodity prices at the time of settlement, which may differ materially from the inputs used to determine the derivatives' fair values at any point in time. The Partnership entered into these derivatives for the primary purpose of reducing commodity price risk on forecasted commodity sales. See Notes C, D and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

About Market Risk" for additional information regarding the Partnership's derivative positions and the Credit Facility. As of September 30, 2013, the Partnership's asset retirement obligations were $11.7 million, a decrease of $414 thousand from the amount as of December 31, 2012. As of September 30, 2013, the Partnership was not a party to any material off-balance sheet arrangements.
Capital resources. The Partnership's primary capital resources for the remainder of 2013 are expected to be net cash provided by operating activities and amounts available under the Credit Facility. During 2013, at current commodity prices and cost levels, the Partnership expects that net cash flows from operations will not be sufficient to fund its three-rig drilling program and planned unitholder distributions, but that available borrowing capacity under the Credit Facility will be sufficient to fund the Partnership's capital requirements.
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
Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2013 was $82.2 million, as compared to $79.8 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities was primarily due to a $24.2 million increase in oil and gas revenues resulting principally from an increase in production, partially offset by an $8.2 million increase in oil and gas production costs, a $2.0 million increase in derivative payments, a $2.1 million increase in other expense payments, a $1.5 million increase in ad valorem and production taxes, a $1.4 million increase in interest payments and a $6.6 million decrease in cash provided by changes in working capital.
Investing activities. Net cash used in investing activities during the nine months ended September 30, 2013 was $98.2 million, as compared to $76.8 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities was due primarily to increased drilling and completion costs associated with the Partnership's drilling program.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2013 was $19.2 million, as compared to net cash used in financing activities of $703 thousand for the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under the Credit Facility to fund a portion of the Partnership's 2013 three-rig drilling program.
Liquidity. The Partnership expects that its principal sources of liquidity for the remainder of 2013 will be cash generated from operations and amounts available under the Credit Facility. As of September 30, 2013, the Partnership had $201.0 million of borrowings outstanding under the Credit Facility. The Partnership's borrowing capacity under the Credit Facility is subject to a covenant requiring that the Partnership maintain a specified ratio of the net present value of the Partnership's projected future cash flows from its oil and gas assets to total debt, with the variables upon which the calculation of net present value is based (including assumed commodity prices and an assumed discount rate) being subject to adjustment by the lenders. As a result, declines in commodity prices could reduce the Partnership's borrowing capacity under the Credit Facility and could require the Partnership to reduce its distributions to unitholders. Based on the financial covenant detailed above, the Partnership's available borrowing capacity under the Credit Facility was $68.6 million at September 30, 2013. As of September 30, 2013, the Partnership was in compliance with all of its debt covenants. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Partnership's Credit Facility.
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

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

 As discussed above under "— Capital commitments," the Partnership Agreement requires that the Partnership distribute all of its available cash to its unitholders and the General Partner. In addition, because the Partnership's proved reserves and production decline continually over time, the Partnership will need to replace production to sustain its level of distributions to unitholders over time. Accordingly, the Partnership's primary needs for cash will be for production growth through drilling initiatives (such as the ongoing three-rig drilling program), acquisitions, production enhancements and for distributions to partners. In making cash distributions, the General Partner will attempt to avoid large variations in the amount the Partnership distributes from quarter to quarter. The Partnership Agreement permits the General Partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters, and for the conduct of the Partnership's business, which includes possible acquisitions. A sustained decline in commodity prices could result in a shortfall in expected cash flows. If cash flow from operations does not meet the Partnership's expectations, the Partnership may reduce its level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of its capital expenditures using borrowings under the Credit Facility, or from other sources, such as asset sales. The Partnership cannot provide any assurance that needed capital will be available on acceptable terms or at all.
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
The following table reconciles the changes that occurred in the fair values of the Partnership's open derivative contracts during the nine months ended September 30, 2013:

Derivative Contract Net Assets (Liabilities) (a)
(in thousands)
Fair value of contracts outstanding as of December 31, 2012	$(1,760)
Changes in contract fair value	(7,230)
Contract maturities	12,488
Fair value of contracts outstanding as of September 30, 2013	$3,498
 ____________

(a)	Represents the fair values of open derivative contracts subject to market risk.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Interest rate sensitivity. The following table provides information about the Credit Facility's sensitivity to changes in interest rates. The table presents the expected maturity date of the Credit Facility, the weighted average interest rates expected to be paid on the Credit Facility given current contractual terms and market conditions and the estimated fair value of outstanding borrowings under the Credit Facility. The average interest rate represents the average rates being paid on the debt projected forward relative to the forward yield curve for LIBOR on November 4, 2013.

	Three Months Ending December 31, 2013	Year Ending December 31,				Liability Fair Value at September 30, 2013
		2014	2015	2016	2017
	(dollars in thousands)
Total Debt:
Variable rate principal maturities	$—	$—	$—	$—	$201,000	$193,355
Average interest rate	1.88%	1.97%	2.38%	3.28%	4.29%

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The following table provides information about the Partnership's commodity derivative financial instruments that were sensitive to changes in oil or gas prices as of September 30, 2013:

	Three Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at September 30, 2013 (a)

	2013	2014	2015
				(in thousands)
Oil Derivatives:
Collar contracts with short puts:				$8,102
Volume (BBLs per day)	—	5,000	—
Price per BBL:
Ceiling	$—	$105.74	$—
Floor	$—	$100.00	$—
Short put	$—	$80.00	$—
Swap contracts:				$(5,984)
Volume (BBLs per day)	4,750	—	—
Price per BBL	$87.83	$—	$—
Average forward NYMEX oil prices (b)	$94.62	$93.38	$—
Gas Derivatives:
Collar contracts with short puts:				$307
Volume (MMBTUs per day)	—	—	5,000
Price per MMBTU:
Ceiling	$—	$—	$5.00
Floor	$—	$—	$4.00
Short put	$—	$—	$3.00
Collar contracts:				$99
Volume (MMBTUs per day)	2,500	—	—
Price per MMBTU:
Ceiling	$4.50	$—	$—
Floor	$4.00	$—	$—
Swap contracts:				$1,012
Volume (MMBTUs per day)	2,500	5,000	—
Price per MMBTU	$6.89	$4.00	$—
Average forward index gas prices (c)	$3.45	$3.61	$3.84
Basis swap contracts (d):				$(38)
Permian Basin index swaps - (MMBTUs per day)	2,500	—	—
Price differential ($/MMBTU)	$(0.31)	$—	$—
Average forward basis differential prices (c)	$(0.06)	$—	$—
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

(b)	The average forward NYMEX oil prices are based on November 4, 2013 market quotes.

(c)
The average forward index gas prices and forward basis differential prices are based on NYMEX market quotes and estimated El Paso Natural Gas (Permian Basin) differentials to NYMEX prices, respectively, on November 4, 2013.

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
Changes in internal control over financial reporting. There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, under the headings "Item 1. Business - Competition, Markets and Regulations," "Item 1A. Risk Factors," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," as updated by the discussions in Part II of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, under the heading "Item 1A. Risk Factors," which risks could materially affect the Partnership's business, financial condition or future results. Except as stated below and as set forth in the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, there has been no material change in the Partnership's risk factors from those described in the Annual Report on Form 10-K.
The Merger may not be consummated even if the Partnership's unitholders approve the Merger.
The Merger Agreement contains conditions, some of which are beyond the parties' control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though the Partnership's unitholders may have voted to approve the Merger. Pioneer and the Partnership cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause Pioneer not to realize, or delay the realization of, some or all of the benefits that Pioneer expects to achieve from the Merger. In addition, Pioneer and the Partnership can agree not to consummate the Merger even if the Partnership's unitholders approve the Merger and the conditions to the closing of the Merger are otherwise satisfied.
The exchange ratio in the Merger Agreement is fixed and will not be adjusted in the event of any change in either the price of Pioneer common stock or the price of the Partnership’s common units.
If the Merger is completed, each common unit of the Partnership outstanding as of the closing of the Merger (other than dissenting units and common units owned by Pioneer and its subsidiaries) will be converted into the right to receive 0.2325 of a share of Pioneer common stock. This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either shares of Pioneer common stock or the Partnership's common units. Changes in the price of shares of Pioneer common stock prior to the closing date of the Merger will affect the market value of the Merger consideration that the Partnership unitholders will receive in the Merger.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The market price of shares of Pioneer common stock has historically varied greatly, and is likely to continue to be volatile because of numerous factors, which may include:

•	changes in Pioneer's drilling results and reserve growth outlook;

•	domestic and worldwide supply of and demand for oil, NGL and gas;

•	developments in the Middle East, which could affect the global supply of oil and significantly affect oil prices;

•	quarterly fluctuations in Pioneer's operating results and those of Pioneer's competitors;

•	changes in stock market analysts' estimates of Pioneer's future performance and the future performance of Pioneer's competitors;

•	purchases and sales of a high volume of shares of Pioneer common stock by Pioneer stockholders;

•	events affecting other companies that the market deems comparable to Pioneer;

•	general conditions in the oil and gas industry in which Pioneer operates;

•	general economic conditions in the United States and other countries;

•	federal, state and local legislation, governmental regulation and legal developments in the industry in which Pioneer operates; and

•	changes in market assessments of the likelihood that the Merger will be completed.
The price of a share of Pioneer common stock at the closing date of the Merger may vary from its price on the date the Merger Agreement was executed or on the date of the special meeting of the Partnership's unitholders. As a result, the market value represented by the exchange ratio will also vary.
While the Merger Agreement is in effect, the Partnership may lose opportunities to enter into different business combination transactions with other parties on more favorable terms, and may be limited in its ability to pursue other attractive business opportunities.
While the Merger Agreement is in effect, the Partnership is prohibited from, directly or indirectly, initiating, soliciting, knowingly encouraging or facilitating any inquiries regarding, or the making or submission of any proposal or offer that constitutes or may reasonably be expected to lead to, a proposal or offer to acquire 20 percent or more of the assets (by book value or monthly revenues) or common units of the Partnership, or a proposal or offer to enter into certain transactions such as a merger, consolidation, business combination, reorganization, liquidation, dissolution or similar transaction, with any other person, subject to limited exceptions. As a result of these provisions in the Merger Agreement, the Partnership may lose opportunities to enter into more favorable transactions.
In its written proposal of the Merger delivered to the chairman of the Conflicts Committee of the Board of Directors of the General Partner, Pioneer stated that it is interested only in acquiring the outstanding publicly held common units and that it is not interested in selling the common units held by Pioneer or Pioneer's interest in the General Partner. Therefore, even if a proposal or offer to acquire the assets or common units of the Partnership were to materialize, Pioneer, which owns a majority of the outstanding common units, would likely decide not to vote or tender its common units in favor of any such transaction.
The Partnership has also agreed to refrain from taking certain actions with respect to its business and financial affairs pending completion of the Merger or termination of the Merger Agreement. These restrictions and the non-solicitation provisions described above could be in effect for an extended period of time if completion of the Merger is delayed and the parties agree to extend the March 17, 2014 termination date.
In addition to the economic costs associated with pursuing a Merger, the General Partner's management continues to devote substantial time and other resources to the proposed transaction and related matters, which could limit the Partnership's ability to pursue other attractive business opportunities, including potential joint ventures, standalone projects and other transactions. If the Partnership is unable to pursue such other attractive business opportunities, its growth prospects and the long-term strategic position of its business could be adversely affected.
If the Merger does not occur, Pioneer and the Partnership will not benefit from the expenses they have incurred in the pursuit of the Merger.
The Merger may not be completed. If the Merger is not completed, Pioneer and the Partnership will have incurred substantial expenses for which no ultimate benefit will have been received by either company. The parties have incurred and expect to continue to incur Merger-related expenses, including investment banking, engineering, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

is terminated under specified circumstances, either Pioneer or the Partnership will be required to pay certain expenses of the other party.
Pioneer, the General Partner and their directors and officers may have interests that differ from the interests of unitholders, and these interests may have influenced their decision to propose and to approve the Merger Agreement and the Merger transactions.
The nature of the respective businesses of the Partnership and Pioneer and its affiliates may give rise to conflicts of interest between the Partnership and Pioneer. The interests of Pioneer, the General Partner, and their directors and officers may differ from the interests of unitholders as a result of the relationships among them. A conflict could be perceived to exist, for example, in connection with the number of shares of Pioneer common stock offered as the Merger consideration, particularly where three of the seven directors on the Board of Directors of the General Partner are executive officers of Pioneer. Unlike the strict duty of a fiduciary who must act solely in the best interests of the beneficiary in resolving conflicts of interest, the Partnership Agreement permits the General Partner to consider the relative interest of each party to a potential conflict situation and the benefits and burdens relating to such interests which, under certain circumstances, could include the interest of the General Partner and its affiliates.
Furthermore, the Partnership Agreement provides that, in the absence of bad faith by the General Partner, any action taken by the General Partner shall not constitute a breach of the Partnership Agreement or a breach of any standard of care or duty otherwise imposed by Delaware law.
In addition, certain directors and executive officers of Pioneer are also directors and executive officers of the General Partner.
Lawsuits have been filed against Pioneer, the Partnership, the General Partner, and the directors and certain officers of the General Partner challenging the Merger, and any injunctive relief or adverse judgment for monetary damages could prevent the Merger from occurring or could have a material adverse effect on Pioneer following the Merger.
Pioneer, the Partnership, the General Partner and the directors and certain officers of the General Partner have been named as defendants in purported class action petitions and derivative suits brought by purported unitholders, generally alleging claims of breach of duties under the Partnership Agreement, breach of the implied covenant of good faith and fair dealing in connection with the Merger, self-dealing and aiding and abetting arising out of the defendants' pursuit of the Merger by way of an allegedly conflicted and unfair process. The plaintiffs seek to enjoin the defendants from proceeding with or consummating the Merger and, to the extent that the Merger is implemented before relief is granted, plaintiffs seek to have the Merger rescinded. The plaintiffs also seek money damages and attorneys' fees. While a memorandum of understanding has been entered into with respect to the settlement of certain of these lawsuits, there can be no guarantee that a settlement will be successfully consummated. Furthermore, not all of these lawsuits are subject to the memorandum of understanding, and additional lawsuits similar to these lawsuits may be filed in the future. The favorable resolution of any such lawsuits cannot be assured.
One of the conditions to the completion of the Merger is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Merger Agreement. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
There is no assurance as to the value a dissenting unitholder can receive by exercising appraisal rights.
The Merger Agreement provides for appraisal rights if certain procedures set forth therein are followed. If a dissenting unitholder properly makes a demand for appraisal, such unitholder will have the right to receive the fair value for such dissenting units as determined pursuant to the procedures outlined in the Merger Agreement.
The express procedures for making a demand for appraisal must be followed and, if they are not, unitholders may lose their right to appraisal. The result of the determination of fair value for dissenting units cannot be predicted. Thus, there can be no assurance that dissenting unitholders exercising appraisal rights will receive consideration equal to or greater than the value of the Merger consideration such unitholder would have received if such unitholder did not seek appraisal, and in fact such fair value could be determined to be less than the Merger consideration.

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

The appraisal rights of unitholders under the Merger Agreement may terminate pursuant to the terms of the Merger Agreement if certain events occur.
Pursuant to the Merger Agreement, unitholders may lose their appraisal rights under certain conditions. Upon the termination of either (i) the memorandum of understanding and the settlement contemplated thereby according to the terms of the memorandum of understanding, or (ii) the stipulation of settlement to be entered into by the parties to the memorandum of understanding as contemplated thereby, Pioneer will have the right to terminate the appraisal rights under the Merger Agreement, and in such case unitholders will no longer have the right to seek appraisal for their common units.
Because Pioneer owns 52.4 percent of the outstanding common units and has agreed to vote its units to approve the Merger, a vote in favor of the Merger at the special meeting of the Partnership's common units will be assured regardless of how unitholders unaffiliated with Pioneer vote.
Regardless of how the unitholders who are unaffiliated with Pioneer vote at the special meeting of the Partnership, a vote to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, will be assured because Pioneer, which owns 52.4 percent of the outstanding common units, has agreed to vote its units in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger. Consequently, the unaffiliated unitholders of the Partnership have no control over whether the Merger is approved at the special meeting.
If the Merger does not occur, it is likely that the Partnership will not be able to fully develop all of its leasehold acreage for horizontal drilling, which could have a material adverse effect on its results of operations and on the value of its leasehold acreage.
If the Merger does not occur, the Partnership will continue to operate its business as it has in the past. Under current conditions, the Partnership would likely be unable to fully develop all of its leasehold acreage through horizontal drilling. The potential for the Partnership to develop all of its acreage through horizontal drilling is limited by the non-contiguous nature of some of its acreage and by the Partnership's rights across some of its acreage. Additionally, a portion of the Partnership's acreage is not of sufficient size to permit drilling of horizontal wells of sufficient length to be economic. Furthermore, the potential for horizontal drilling locations can be adversely affected by the location of existing or future vertical wells, which may limit or eliminate the Partnership's ability to drill a horizontal well. Such a failure to develop its acreage through horizontal drilling could have a material adverse effect on the Partnership's results of operations and could materially reduce the amount of cash that is available to the Partnership for distributions. In addition, the continuation of the Partnership's vertical drilling program would likely reduce or eliminate the horizontal potential that may exist on its leasehold acreage as a result of increasing the density of vertical wells, which could result in future diminution in the value of the Partnership's leasehold acreage.
If the Merger does not occur, the Partnership may be unable to maintain current levels of distributions on its common units without incurring additional debt.
If the Merger Agreement is terminated and the Merger does not occur, the Partnership expects that quarterly distributions of available cash will continue, consistent with past practice and in accordance with the terms of the Partnership Agreement. In the future, because the Partnership's proved reserves and production decline continually over time, the Partnership's ability to maintain current levels of quarterly cash distributions will depend on its ability to mitigate these declines through drilling initiatives, production enhancement, and/or acquisitions of income producing assets that provide adequate cash margins, as well as on the prices of oil, NGLs and gas and on the availability of capital, such as the Partnership's Credit Facility or future private and public equity and debt offerings. At current quoted forward NYMEX prices for oil, NGLs and gas and current acquisition and drilling costs, there is significant uncertainty regarding the Partnership's ability to maintain or increase its levels of quarterly distributions in the long term. Furthermore, the Partnership may be unable to maintain current levels of distributions without incurring significant additional debt.
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
Agreement and Plan of Merger dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 12, 2013).

2.2	—
Amendment No. 1, entered into as of October 25, 2013, to the Agreement and Plan of Merger dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on October 31, 2013).

10.1	—
Voting Agreement dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 12, 2013).

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

PIONEER SOUTHWEST ENERGY PARTNERS L.P. By: Pioneer Natural Resources GP LLC, its general partner

Date:	November 6, 2013	By:	/s/ Richard P. Dealy
Richard P. Dealy Executive Vice President and Chief Financial Officer

Date:	November 6, 2013	By:	/s/ Frank W. Hall
Frank W. Hall Vice President and Chief Accounting Officer

PIONEER SOUTHWEST ENERGY PARTNERS L.P.

Exhibit Index

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 12, 2013).

2.2	—
Amendment No. 1, entered into as of October 25, 2013, to the Agreement and Plan of Merger dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on October 31, 2013).

10.1	—
Voting Agreement dated as of August 9, 2013, by and among the Partnership, Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., PNR Acquisition Company, LLC, and Pioneer Natural Resources GP LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, File No. 001-34032, filed with the SEC on August 12, 2013).

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